Form 10QSB
period 2000-06-30
SUREQUEST SYSTEMS INC
filed 2000-08-14
CIK 1029405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15801


                             SUREQUEST SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

             NEVADA                                              41-1826635
             ------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                      13606 T I Blvd., Dallas, Texas 75243
                      ------------------------------------
                    (Address of principal executive offices)

                                 972 / 238-7200
                           (Issuer's telephone Number)


   check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2)
 been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     As of June 30, 2000, 32,395,338 shares of Common Stock were outstanding.

 THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B
      OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                      INDEX

PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets at June 30, 2000 (unaudited)
and December 31, 1999.......................................................3

Consolidated Statements of Operations for the three
months ended June 30, 2000 and 1999 (unaudited).............................5

Consolidated Statements of Operations for the six
months ended June 30, 2000 and 1999 (unaudited).............................6

Consolidated Statements of Cash Flows for the six
months ended June 30, 2000 and 1999 (unaudited).............................7

Notes to Consolidated Financial Statements..................................8

Item 2.  Management's Discussion and Analysis or Plan of Operation.........14

PART II - Other Information................................................17

Item 1. Legal Proceedings..................................................17

Item 6. Exhibits and Reports on Form 8-K...................................17

Signature .................................................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 June 30, 2000
                                                           December 31, 1999      (Unaudited)
                                                           -----------------     -------------
CURRENT ASSETS
   Cash and cash equivalents                                  $     3,795          $    10,913
   Note receivable                                                  5,700                8,200
   Accounts receivable - trade, less allowance
     for doubtful accounts of $54,218 and $48,619
     (unaudited) at December 31, 1999 and June 30,
     2000, respectively                                            71,704              175,062
   Prepaid expenses and other current assets                       29,256               42,834
                                                              -----------          -----------
     Total current assets                                         110,455              237,009

PROPERTY AND EQUIPMENT
   Office furniture and fixtures                                   13,871               13,871
   Computer equipment                                             166,488              173,617
   Office and other equipment                                      28,257               28,675
   Automobile                                                      23,500                   --
   Leasehold improvements                                          60,491               66,479
                                                              -----------          -----------
                                                                  292,607              282,642
   Less: accumulated depreciation and amortization               (191,377)            (185,972)
                                                              -----------          -----------
     Net property and equipment                                   101,230               96,670

OTHER ASSETS
   Land held for sale                                             378,903              378,903
   Capitalized software development costs, net of
     accumulated amortization of $889,000 and $1,104,662
     (unaudited) at December 31, 1999 and June 30, 2000,
     respectively                                               1,153,055              937,393
   Other                                                           16,012               13,251
                                                              -----------          -----------
     Total other assets                                         1,547,970            1,329,547
                                                              -----------          -----------

TOTAL ASSETS                                                  $ 1,759,655          $ 1,663,226
                                                              ===========          ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS--CONTINUED

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                                          June 30, 2000
                                                                     December 31, 1999      (Unaudited)
                                                                     -----------------    -------------
CURRENT LIABILITIES
   Convertible debentures                                                  $    52,000      $   127,303
   Current portion of notes payable to officers,
     shareholders and affiliates                                               138,973           51,727
   Current portion of credit lines and long-term debt                          299,606          195,165
   Accounts payable - trade                                                    287,922          293,043
   Payroll tax obligations                                                     522,362          597,508
   Accrued expenses                                                            122,735           59,595
   Accrued interest                                                            121,066          155,680
   Advances from officers and affiliates                                        64,237               --
                                                                           -----------      -----------
     Total current liabilities                                               1,608,901        1,480,021

CREDIT LINES AND LONG-TERM DEBT, net of current portion                        108,539           53,564
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
   AND AFFILIATES, net of current portion                                      819,727          912,718
LONG-TERM ADVANCES FROM OFFICERS                                               437,372               --
DEFERRED COMPENSATION                                                          397,171          254,882
                                                                           -----------      -----------
     Total liabilities                                                       3,371,710        2,701,185

COMMITMENTS AND CONTINGENCIES (NOTE 14)                                             --               --

SHAREHOLDERS' DEFICIT
   Preferred Stock - $.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                                        --               --
   Common Stock - $.001 par value, 50,000,000 shares authorized,
     27,196,362 and 32,395,338 issued and outstanding at
     December 31, 1999 and June 30, 2000, respectively                          27,196           32,395
   Common stock subscriptions receivable                                      (180,000)              --
   Additional paid-in capital                                                4,033,346        5,086,387
   Accumulated deficit                                                      (5,492,597)      (6,156,741)
                                                                           -----------      -----------
     Total shareholders' deficit                                            (1,612,055)      (1,037,959)
                                                                           -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $ 1,759,655      $ 1,663,226
                                                                           ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)


                                                   June 30, 1999     June 30, 2000
                                                   -------------     -------------
Revenues
   Dietary services and supplies                    $    145,726      $    148,686
   Software sales and rental                             149,328           304,168
                                                    ------------      ------------
                                                         295,054           452,854
Cost of revenues
   Dietary services and supplies                          68,655            64,017
   Software sales and rental                              71,127            48,804
                                                    ------------      ------------
   Total cost of sales                                   139,782           112,821
                                                    ------------      ------------
Gross profit                                             155,272           340,033

Operating expenses
   Sales and marketing                                    91,264            41,450
   General and administrative                            317,919           426,443
   Depreciation and amortization                         121,242           118,957
                                                    ------------      ------------
   Total operating expenses                              530,425           586,850
                                                    ------------      ------------

Loss from operations                                    (375,153)         (246,817)

Other expense
   Interest expense                                       41,113            43,842
   Tax penalties                                          12,763                --
   Other, net                                                 --           104,559
                                                    ------------      ------------
   Total other expense, net                               53,876           148,401
                                                    ------------      ------------
Net loss before income tax provision                    (429,029)         (395,218)
Income tax provision                                          --                --
                                                    ------------      ------------
Net loss                                            $   (429,029)     $   (395,218)
                                                    ============      ============


Basic and diluted net loss per weighted average
share of common stock outstanding                   $       (.02)     $      (0.01)
                                                    ============      ============


Weighted average number of shares of basic
and diluted common stock outstanding                  26,579,712        31,394,609
                                                    ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)


                                                   June 30, 1999     June 30, 2000
                                                   -------------     -------------
Revenues
   Dietary services and supplies                    $    306,307      $    323,854
   Software sales and rental                             290,011           570,948
                                                    ------------      ------------
                                                         596,318           894,802
Cost of revenues
   Dietary services and supplies                         130,060           130,626
   Software sales and rental                             144,739            88,775
                                                    ------------      ------------
   Total cost of sales                                   274,799           219,401
                                                    ------------      ------------
Gross profit                                             321,519           675,401

Operating expenses
   Sales and marketing                                   143,881           121,827
   General and administrative                            668,932           741,268
   Depreciation and amortization                         241,958           236,518
                                                    ------------      ------------
   Total operating expenses                            1,054,771         1,099,613
                                                    ------------      ------------

Loss from operations                                    (733,252)         (424,212)

Other expense
   Interest expense                                       56,252           110,262
   Tax penalties                                          33,411                --
   Other, net                                                 --           129,670
                                                    ------------      ------------
   Total other expense, net                               89,663           239,932
                                                    ------------      ------------
Net loss before income tax provision                    (822,915)         (664,144)
Income tax provision                                          --                --
                                                    ------------      ------------
Net loss                                            $   (822,915)     $   (664,144)
                                                    ============      ============


Basic and diluted net loss per weighted average
share of common stock outstanding                   $       (.03)     $       (.02)
                                                    ============      ============


Weighted average number of shares of basic
and diluted common stock outstanding                  26,700,727        30,043,340
                                                    ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                   (Unaudited)


                                                                             June 30, 1999       June 30, 2000
                                                                             -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $(822,915)          $(664,144)
Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                                 241,958             236,518
     Provision for bad debt                                                             --              (5,599)
     Common stock options issued for services
       and in conjunction with debt                                                  7,665               9,865
     Common stock issued as payment for consulting services                         46,000             195,820
     Common stock issued as litigation settlement                                       --              85,000
     Convertible debentures issued with a beneficial conversion feature                 --              23,666
   (Increase) decrease in
     Notes receivable                                                                   --              (2,500)
     Accounts receivable - trade                                                   (28,229)            (97,759)
     Prepaid expenses and other current assets                                      (9,720)            (13,578)
     Other                                                                          (1,499)                 --
   Increase (decrease) in
     Accounts payable - trade                                                       12,551               5,121
     Payroll tax obligation                                                        163,093              75,146
     Accrued expenses                                                              (55,869)            (63,140)
     Accrued interest                                                                6,843              32,315
     Deferred compensation                                                         106,250              31,400
                                                                                 ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                                             (333,872)           (151,869)

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchases of property and equipment                                             (12,940)            (13,535)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in advances from officers                                          261,437                  --
   Proceeds from convertible debentures                                             20,000              78,303
   Payments of convertible debentures                                               (7,500)             (3,000)
   Proceeds from notes payable to officers,
     shareholders and affiliates                                                        --              16,998
   Payment of notes payable to officers, shareholders and affiliates               (32,545)            (11,253)
   Proceeds from long-term debt                                                      4,912                 634
   Payment of long-term debt                                                       (20,490)            (65,160)
   Proceeds from common stock subscribed                                            25,000             100,000
   Proceeds from sale of common stock                                                   --              56,000
                                                                                 ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          250,814             172,522
                                                                                 ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (95,998)              7,118
Cash and cash equivalents at beginning of period                                    71,384               3,795
                                                                                 ---------           ---------
Cash and cash equivalents at end of period                                       $ (24,614)          $  10,913
                                                                                 =========           =========

                                                                             June 30, 1999       June 30, 2000
                                                                             -------------       -------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
   Retirement of affiliate and long term officer advances
     by convertible debenture issuance                                           $      --           $ 501,609
   Retirement of deferred compensation by convertible debenture issuance                --             173,689
   Retirement of long-term debt by convertible debenture issuance                       --              94,890
   Retirement of convertible debenture by common stock issuance                         --             767,889

        The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year.

NOTE 2 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc. (formerly Rosegold Corporation), is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941. SureQuest Systems, Inc. is in the business of providing dietary services, supplies and private consulting, and developing and selling dietary proprietary management software products. Primary customers include hospitals, nursing homes and assisted living facilities in the United States and Canada.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $2,071,358 and $1,577,767 during the years ended December 31, 1998 and 1999, respectively, and a net loss of $664,144 for the six months ended June 30, 2000. Current liabilities at June 30, 2000 of $1,480,021 exceed current assets of $237,009. Total liabilities at June 30, 2000 of $2,701,185 exceed total assets of $1,663,226. The Company's continued existence depends upon the success of management's continued efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain capital to execute its business plan. The Company intends to obtain capital primarily through issuance of common stock and debt financing. There can be no degree of assurance that the Company will be successful in completing additional financing transactions.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - ACQUISITIONS

On June 16, 1998 the Company completed the acquisition of the assets and certain liabilities of Positive Input, Inc., a Michigan corporation. The transaction was accounted for as a purchase with operations being included in the Company's statement of operations from the acquisition date. The purchase consideration for this transaction was $54,629 paid in cash (net of cash acquired), assumption of certain liabilities and the issuance of 1,721,054 shares of the Company's common stock recorded at the Company's closing stock price on the date of the acquisition, valued at $636,721.

During 1998, Company also acquired all of the outstanding common stock of Choice Systems, Inc. for 50,000 common shares. Choice Systems, Inc. had insignificant assets, liabilities and operations when it was acquired and realized no revenues for the six months ended June 30, 2000.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - CAPITALIZED SOFTWARE COSTS

The Company has two software packages, a DOS based package which was developed internally, and a Windows based package which was purchased in connection with the Positive Input, Inc. acquisition in 1998. Amortization expense related to its DOS package is $68,869 for the six months ended June 30, 2000. This package will be fully amortized during the year 2000. Amortization expense related to the Windows package is $146,793 for the six months ended June 30, 2000.

NOTE 6 - CREDIT LINES AND LONG-TERM DEBT


                                                                                                   June 30, 2000
                                                                                                   -------------
$21,300 revolving credit line with bank secured by personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding
principal; interest at 24.98% per annum                                                                  $17,925

Revolving credit line with bank secured by the personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding principal;
interest 19.74% per annum                                                                                  7,327

Revolving credit line with bank secured by the personal guarantee of an
affiliate; interest at 18.65% per annum                                                                    2,901

Promissory note to bank; matures June 17, 2001; quarterly payments of
interest only at 10% per annum; principal due at maturity; secured by land                               112,500

Extended payment terms from two suppliers in the form of unsecured demand promissory notes; (1) vendor promissory note of $9,060; monthly installments of principal and interest of $5,000; interest at 1.5% per month; (2) vendor promissory note of $14,347; monthly installments of principal and interest
of $3,587; interest at 15.9% per annum                                                                    23,407

Note payable to a bank; collateralized by the Company's receivables, inventory and equipment; interest at prime plus 2.75% (11.75% at June 30, 2000); payable in monthly installments of principal and interest of $879;
matures September 2001                                                                                    12,186

Note payable to a bank; collateralized by the Company's receivables, inventory and equipment; interest at prime plus 2.75% (11.75% at June 30, 2000); payable in monthly installments of principal and interest of $866;
matures April 2003                                                                                        25,758

Note payable to a bank; unsecured; interest at 10% per annum; payable in
monthly installments of principal and interest of $810; matures November, 2003                            28,915

Note payable to finance company; secured by equipment; interest at 25.45% per annum; payable in monthly installments of principal and interest of
$171; matures August 2002                                                                                  3,940

Unsecured promissory note to office lessee for purpose of leasehold improvements; interest at 10% per annum; payable in monthly installments
of principal and interest of $484; matures September 2003                                                 13,870
                                                                                              ------------------


Total long-term debt                                                                                     248,729
Less current maturities                                                                                  195,165
                                                                                              ------------------

Long-term debt                                                                                           $53,564
                                                                                              ==================

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - CONVERTIBLE DEBENTURES


                                                                                       June 30, 2000
                                                                                       -------------
Principal balance outstanding at June 30,2000 consists of two debentures;
monthly payments of $500 for principal and interest on $4,000 of debentures maturing 2001; additional debentures issued January 11,2000 in the amount of
$123,000 that included $45,000 of debentures outstanding and previously issued in
1998 and 1999 and accrued interest of $8,303 related thereto; terms of this debenture include interest at 11% compounded semi-annually and principal and accrued interest mature January 10, 2000; holder may convert $31,429 of principal and accrued interest at $.30 per share; in addition, holder has the option to acquire 938,096 Company common shares at prices ranging from $.10-$.30.
These options expire January 21, 2002.                                                   $ 127,303
                                                                                         =========


NOTE 8 - NOTES PAYABLE TO OFFICERS, SHAREHOLDERS & AFFILIATES

$100,000 unsecured promissory note payable to shareholder affiliate; principal and interest payments of $965 beginning May 14, 2000 for a period of twenty four
months with a balloon principal payment of $96,517 due April 14, 2002                    $  99,735

$10,000 unsecured promissory note payable to shareholder affiliate; interest
payable semi-annually at 8% per annum; principal payable on demand                          10,000

Unsecured promissory note to affiliate; interest at 10%; monthly installments of
principal and interest payments of $806; matures May 2002                                   16,820

Promissory note to shareholder affiliate; interest at 10% with total accrued interest and principal payable at maturity January 2001; security interest in all assets of the Company subordinated to certain banks and shareholders holding
prioritized liens                                                                          500,000

Promissory note to shareholder; 100,000 shares of Company stock held in escrow as security; 10% interest with accrued interest and principal payable on demand;
shareholder has verbal agreement with Company not to demand redemption within
the following 12 months                                                                    222,711

Promissory note to shareholder with personal guaranty by Company officer;
secured by software source code and subordinated lien on land; interest at 7.5%
monthly; interest and principal payments of $995; balloon payment at maturity,
September 10, 2001                                                                          88,797

$31,400 unsecured promissory note to shareholder; interest at 10%; monthly
principal and interest installments of $2,761 beginning May 15, 2000                        26,382
                                                                                         ---------

Total notes payable to officers, shareholders & affiliates                                 964,445

Less current portion                                                                        51,727
                                                                                         ---------
                                                                                         $ 912,718
                                                                                         =========

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - LITIGATION SETTLEMENT

On June 12, 2000 the Company entered into a settlement agreement with plaintiffs that sought additional consideration from the Company as a result of the original merger with Rosegold Corporation in 1996. This Settlement Agreement provides plaintiffs $25,000 payable in five equal monthly installments of $5,000 beginning in June 2000. In addition, the Company issued to Plaintiffs in escrow 500,000 of the Company's common shares that are subject to Rule 144 of the Securities Exchange Act. If these shares have an aggregate value of more than $400,000, determined by the average of the mid of the high bid and low asked price at the closing for the first five trading days prior to the first trading day 365 days after execution of this Agreement, the excess number of shares are to be returned to the Company.

NOTE 10 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer/shareholder. These amounts are convertible into common stock of the Company with conversion price determined on the last business day of each respective year. The amounts are cumulatively convertible. At June 30, 2000 the officer could have elected to convert the deferred compensation obligation outstanding to 2,474,795 shares.

NOTE 11 - COMMON STOCK SUBSCRIPTIONS RECEIVABLE

On September 17, 1998 the Company issued 1,400,000 shares of Company common stock to an unrelated third party at $0.16 per share under terms of a promissory note. Under the terms of this note, the buyer agreed to remit to Company $255,000 in 3 equal installments of $85,000 on June 24, July 23 and August 24, 1999, respectively. In addition, the note provides for an interest payment calculated at 8% per annum, calculated on the value of the shares within a definable period. The buyer had an option to redeem the obligation by returning the stock at any time to the Company for the outstanding subscribed balance owed to the Company. During the year ended December 31, 1999, the buyer remitted to Company $75,000 of the obligation. At March 22, 2000, the Company agreed to accept a total of $100,000 in 3 installments as settlement of the remaining obligation with the first payment of $50,000 received on March 27, 2000 and the remaining installments were received during April 2000.

NOTE 12 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000. The Company has determined this obligation to be the actual amounts of the tax withheld from employees and the employer portion of the Social Security Federal Tax obligation in addition to a 25% penalty accrual for each respective year's obligations. The total obligation associated with these delinquent amounts due is $597,508 at June 30, 2000 and has been reflected in the accompanying consolidated financial statements as Payroll Tax Obligations. At July 5, 2000, the Department of Treasury issued notices to the Company that the total assessed liability is $726,538. The obligation recorded of $597,508 is an estimate by Company's management of the final settlement balance.

The Company has not filed Federal Income Tax Returns for the years 1996, 1997, 1998 and 1999. The Company incurred significant operating losses in each of these years and therefore, no taxes are expected to be payable.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - LAND HELD FOR SALE

The Company acquired certain undeveloped land in 1998 in exchange for 500,000 shares of the Company's common stock. The agreement included a one year option granted to the seller to acquire an additional 250,000 shares at $0.40 per share. The option was not exercised and expired may 4, 1999. The land is recorded at estimated fair value at date of acquisition based upon the report of an independent accredited appraiser.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has operating leases for its office facilities, automobiles, and certain equipment. Future minimum rental commitments under non cancelable leases are as follows:

              Period ended
               December 31                      Amount
              ------------                      ------
                   2000  (6 months)          $  55,638
                   2001                        102,081
                   2002                         85,369
                   2003                         38,727
                   2004                          6,625
                                             ---------

                                             $ 288,440
                                             =========

On March 8, 2000, a creditor agreed to accept 333,333 of the Company's common shares in exchange for a note obligation of $66,667 and accrued interest of $7,731. As part of the consideration, the Company agreed to guaranty a minimum value of $.20 per share to the holder at March 8, 2001. If the average of the closing bid and ask price of the shares at March 8, 2001 is less than 20 cents per share, the Company will issue additional shares so that the total shares issued is equal to $66,667.

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business. Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company's financial position or its results of operations.

NOTE 15 - STOCK OPTIONS

The following table summarizes information regarding options outstanding at June 30, 2000:

                        Number          Range of        Range of
Classification       Outstanding     Exercise Price    Expiration
--------------       -----------     --------------    ----------
Employee                250,000           $0.25         02-11-01

Other                 1,760,763      $0.07 to $0.50     08-01-00 to
                                                        03-17-02

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors and an officer also provides legal services for the Company. The officer does not receive a salary from the Company but bills for services rendered as an independent contractor. Fees billed for the six months ended June 30, 2000 were $2,941.

On May 24, 2000, the Company's Chairman and President conveyed to a shareholder/former officer of the Company $430,000 of Company obligations owed in exchange for certain personal indebtedness owed by the Company's Chairman/President to the shareholder/former officer. As part of the Agreement, the individual assuming the Company's obligations agreed to convert the entire amount of obligations to $430,000 of Convertible Subordinated Debentures pursuant to the Company's Private Placement Memorandum dated March 8, 2000 and concurrently converted these debentures to 1,433,330 of the Company's common stock. The conversion rate applied of $.30 per share is stipulated in the Private Placement Memorandum and was in excess of the $.20 per share closing price at May 24, 2000.

Certain officers and/or shareholders of the Company have provided debt funding to the Company during the years ended December 31, 1998 and 1999, respectively. Terms of the debt obligations are described in Note 8 in the accompanying consolidated financial statements. No interest has been paid since inception of these notes. Accrued interest related to these obligations is $120,130 at June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS FORM 10-QSB MAY CONTAIN ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTIONS 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS AS SET FORTH IN OUR ANNUAL REPORT FILED ON FORM 10-SB FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-QSB SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS, WHEREVER THEY APPEAR IN THIS FORM 10-QSB. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING THE POTENTIAL OPERATIONS AND RESULTS OF THE COMPANY DESCRIBED BELOW.

OVERVIEW AND RECENT DEVELOPMENTS

SureQuest Systems, Inc. (the "Company") is a provider of dietary and food management software, menu services and dietary consulting to the institutional food service industry. Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care segment of the industry represented by nursing homes and assisted living facilities. The Company's wholly-owned subsidiaries' operations, assets and liabilities are insignificant and not material to the Company's operations.

The Company continues to incur significant operating losses with a net operating loss of $664,144 realized for the six months ended June 30, 2000 and a $395,218 net operating loss for the three months ended June 30, 2000. The Company incurred operating losses of $2,071,358 and $1,577,767 respectively, for the years ended December 31, 1998 and 1999. In addition, the Company has $597,508 payroll tax obligations outstanding recorded at June 30, 2000, including a provision for penalty and interest, that reflect unpaid employee and employer withholding taxes for the years 1998, 1999 and the first quarter of the year 2000. The Company made timely withholding tax deposits for the second quarter 2000. Because of these operating losses and payroll tax obligations, the Company may not be able to continue operations without additional investment capital. This financial condition caused the Company's auditor to issue a "going concern" opinion report as part of the December 31, 1998 and 1999 audited financial statements filed in the Company's Form 10-SB.

On June 12, 2000, the Company entered into a settlement agreement with plaintiffs who sought additional consideration from the Company as a result of the merger with Rosegold Corporation in 1996. This settlement agreement provides plaintiffs with $25,000, payable in five equal installments of $5,000 that began in June 2000. In addition, the Company issued to plaintiffs in escrow 500,000 of the Company's common shares. If these shares have an aggregate value of more than $400,000, as determined by a formula based on the average trading value five trading days prior to the date 365 days after the execution of the agreement, the excess shares are to be returned to the Company.



RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended June 30, 2000 were $452,854, an increase of $157,800 over total revenues of $295,054 for the corresponding period ended June 30, 1999. Total revenues for the six months ended June 30, 2000 were $894,802, an increase of $298,484 over total revenues of $596,318 for the corresponding period ended June 30, 1999.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $148,686 for the three months ended June 30, 2000, an increase of $2,960 over total dietary services and supplies revenues of $145,726 for the corresponding period ended June 30, 1999. Total dietary services and supplies revenues were $323,854 for the six months ended June 30, 2000, an increase of $17,547 over total dietary services and supplies revenues of $306,307 for the corresponding period ended June 30,1999.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $304,168 for the three months ended June 30, 2000, an increase of $154,840 over total software sales and rental revenues of $149,328 for the corresponding period ended June 30, 1999. Total software sales and rental revenues were $570,948 for the six months ended June 30,2000, an increase of $280,937 over total software sales and rental revenues of $290,011 for the corresponding period ended June 30, 1999. The increases in both the three and six month periods in software sales and rental revenues were primarily due to software license sales of $110,000 during the first quarter of 2000 and an additional $130,000 during the second quarter of 2000 to a food distribution company that markets the Company's software through a private label agreement.


COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $64,017 (43% of dietary services and supplies 2000 revenues) for the three months ended June 30, 2000, a decrease of $4,638 over total dietary services and supplies cost of revenues of $68,655 (47% of dietary services and supplies 1999 revenues) for the corresponding period ended June 30, 1999. Total dietary services and supplies cost of revenues was $130,626 (40% of dietary services and supplies 2000 revenues) for the six month period ended June 30, 2000, an increase of $566 over total dietary services and supplies cost of revenues of $130,060 (42% of dietary services and supplies 1999 revenues) for the corresponding period ended June 30, 1999.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $48,804 (16% of software sales and rental 2000 revenues) for the three months ended June 30, 2000, a decrease of $22,323 over total software sales and rental cost of revenues of $71,127 (48% of software sales and rental 1999 revenues) for the corresponding period ended June 30, 1999. Software sales and rental cost of revenues was $88,775 (16% of software sales and rental 2000 revenues) for the six months ended June 30, 2000, a decrease of $55,964 over total software sales and rental cost of revenues of $144,739 (50% of software sales and rental 1999 revenues) for the corresponding period ended June 30, 1999. The decrease is attributable to the elimination of one technical support programmer during the second quarter of 1999 ($ 12,441 savings) and the closing of the Michigan technical support office that eliminated support salaries of $36,635 incurred during the first six months of 1999.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $41,450 (9% of total 2000 revenues) for the three months ended June 30, 2000, a decrease of $49,814 over total sales and marketing expenses of $91,264 (31% of total 1999 revenues) for the corresponding period ended June 30, 1999. Total sales and marketing expenses were $121,827 (14% of total 2000 revenues) for the six month period ended June 30, 2000, a decrease of $22,054 over total sales and marketing expenses of $143,881 (24% of 1999 revenues) for the corresponding period ended

June 30, 1999. The decrease during the three months ended June 30, 2000 is attributable to the elimination of marketing consultants that reduced expense from $47,270 during the first quarter of 2000 to $3,037 during the second quarter of 2000. In addition sales travel expenses decreased from $27,285 during the first six months of 1999 to $2,203 during the first six months of 2000.


GENERAL AND ADMINISTRATIVE

General and administrative expenses were $426,443 (94% of total 2000 revenues) for the three months ended June 30, 2000, an increase of $108,524 over total general and administrative expenses of $317,919 (108% of total 1999 revenues) for the corresponding period ended June 30, 1999. Total general and administrative expenses was $741,268 (83% of total 2000 revenues) for the six months ended June 30, 2000, an increase of $72,336 over total general and administrative expenses of $668,932 (112% of total 1999 revenues) for the corresponding period ended June 30, 1999. The increase in general and administrative expenses for the six month period ended June 30, 2000 over the corresponding period at June 30, 1999 is primarily attributable to the following: an increase in programming expense of $129,714 during 2000 ($117,303 during three months ended June 30, 2000); net decrease of $9,727 related to officer salaries; $18,306 reduction in rent expense due to a subleasing arrangement initiated in November 1999; decrease of $33,411 related to tax penalties incurred during the first six months of 1999 due to payroll withholding.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $118,957 for the three months ended June 30, 2000, a decrease of $2,285 over total depreciation and amortization expense of $121,242 for the corresponding period ended June 30, 1999. Total depreciation and amortization expense was $236,518 for the six month period ended June 30, 2000, a decrease of $5,440 over total depreciation and amortization expense of $241,958 over the corresponding period ended June 30, 1999.

INTEREST EXPENSE

Interest expense was $43,842 for the three months ended June 30, 2000, a slight increase over the total of $41,113 for the corresponding period ended June 30, 1999. Total interest expense was $110,262 for the six months ended June 30, 2000, an increase of $54,010 over the total of $56,252 for the corresponding period ended June 30, 1999. The increase for the six months ended June 30, 2000 is primarily attributable to an interest provision of $23,666 during the first three months of 2000 related to the issue of options below the common share fair market value at date of grant and a $24,192 provision for interest expense related to payroll tax obligations.

OTHER, NET

Other, net expense of $104,559 for the three months ended June 30, 2000 primarily relates to a litigation settlement by the Company at June 12, 2000 of $25,000 cash and the issuance in escrow of 500,000 Company common shares. The shares were valued at the closing price of $.17 per share of the Company's stock at date of settlement for a total settlement expense of $110,000 that includes the cash settlement of $25,000.

LIQUIDITY

The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates. The Company's ability to sustain operations is dependent upon additional investment capital and/or debt financing because of the Company's negative working capital position and the excess of total liabilities over assets at June 30, 2000. Although management believes that such investment/financing can be obtained, there can be no assurance that the Company will be successful and that if successful, the sale of additional equity may result in additional dilution to the Company stockholders.

The Company provided cash from financing activities of $172,522 for the six month period ended June 30, 2000 compared to $250,814 cash provided for the six month period ended June 30, 1999. This cash was used to sustain operating activities that used cash of $151,869 for the six month period ended June 30, 2000 compared to $333,872 used for the six month period ended June 30, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

In March, 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs". This issue addresses whether specific types of costs incurred in developing a Web site should be capitalized. Because the Company's future business model projects significant investment in Web site development, the Company is currently evaluating this issue to determine its impact on the Company's future financial position, results of operations and cash flows, although the Company has not incurred any such costs for the six months ended June 30,2000. EITF is effective for costs incurred after June 30, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 12, 2000, the Company as defendant entered into a settlement agreement in litigation filed in May 1999 in Hennepin County, Minnesota, entitled Richterand Roitenberg v. Surequest Systems, Inc. and Milton D. Price, Jr. court file No. CT 99-008061 that provided to the plaintiffs $25,000 cash in five equal $5,000 installments beginning June 2000 and the issuance of 500,000 of the Company's shares subject to Rule 144 of the Securities Exchange Commission, and to be held in escrow for a period of one year from date of settlement agreement. The Company's shares were valued at $.17 a share based on the closing price at date of settlement for a total settlement value of $110,000, including the cash settlement. Should the value of the shares conveyed as determined one year from date of settlement agreement exceed $400,000, the plaintiffs will return those shares in excess of the $400,000 value.

Item 6. Exhibits and Reports on Form 8-K

Exhibit Description
------- -----------

27.1    Financial data schedule as required by Article 5 of Regulation S-K

                                   SIGNATURES

     In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized


                                                            SureQuest Systems, Inc., a Nevada Corporation
                                                                             (Registrant)

Date August 11, 2000                                                       By/s/ C. SCOTT SYKES, JR.
                                                             ---------------------------------------------------
                                                                        C. Scott Sykes, Jr. President

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27.1             Financial Data Schedule