Form 10QSB
period 2000-09-30
SUREQUEST SYSTEMS INC
filed 2000-11-14
CIK 1029405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000


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


                      13606 T I Blvd., Dallas, Texas 75243
                    ----------------------------------------
                    (Address of principal executive offices)

                                 972 / 238-7200
                           (Issuer's telephone Number)

  check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days.
                                YES [ X ] NO [ ]

  As of September 30, 2000, 32,402,213 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF
        THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                      INDEX

PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets at September 30, 2000 (unaudited)
and December 31, 1999.............................................................................................3

Consolidated Statements of Operations for the three
months ended September 30, 2000 and 1999 (unaudited)..............................................................5

Consolidated Statements of Operations for the nine
months ended September 30, 2000 and 1999 (unaudited)..............................................................6

Consolidated Statements of Cash Flows for the nine
months ended September 30, 2000 and 1999 (unaudited)..............................................................7

Notes to Consolidated Financial Statements........................................................................8

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................................14

PART II - Other Information......................................................................................18

Item 1.  Legal Proceedings.......................................................................................18

Item 2.  Changes in Securities...................................................................................18

Item 3.  Defaults Upon Senior Securities.........................................................................18

Item 4.  Submission of Matters to a Vote of Securities Holders...................................................18

Item 5.  Other Information.......................................................................................18

Item 6.  Exhibits and Reports on Form 8-K........................................................................18

Signature........................................................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              September 30,
                                                            December 31,          2000
                                                                1999           (Unaudited)
                                                           --------------    --------------
CURRENT ASSETS
   Cash and cash equivalents                               $        3,795    $       32,488
   Notes receivable                                                 5,700             8,200
   Accounts receivable - trade, less allowance
     for doubtful accounts of $54,218 and $39,432 at
     December 31, 1999 and September 30, 2000,
     respectively                                                  71,704           132,999
   Prepaid expenses and other current assets                       29,256            42,354
                                                           --------------    --------------
     Total current assets                                         110,455           216,041

PROPERTY AND EQUIPMENT
   Office furniture and fixtures                                   13,871            13,871
   Computer equipment                                             166,488           173,297
   Office and other equipment                                      28,257            28,675
   Automobile                                                      23,500                --
   Leasehold improvements                                          60,491            66,479
                                                           --------------    --------------
                                                                  292,607           282,322
   Less: Accumulated depreciation and amortization               (191,377)         (196,678)
                                                           --------------    --------------
     Net property and equipment                                   101,230            85,644

OTHER ASSETS
   Land held for sale                                             378,903           378,903
   Capitalized software development costs, net of
     accumulated amortization of $889,000 and $1,212,493
     at December 31, 1999 and September 30, 2000,
     respectively                                               1,153,055           829,563
   Other                                                           16,012            11,870
                                                           --------------    --------------
     Total other assets                                         1,547,970         1,220,336
                                                           --------------    --------------

TOTAL ASSETS                                               $    1,759,655    $    1,522,021
                                                           ==============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                             September 30,
                                                           December 31,          2000
                                                               1999           (Unaudited)
                                                          --------------    --------------
CURRENT LIABILITIES
   Convertible debentures                                 $       52,000    $      127,303
   Current portion of notes payable to officers,
     shareholders and affiliates                                 138,973           129,063
   Current portion of credit lines and long-term debt            299,606           168,424
   Accounts payable - trade                                      287,922           291,036
   Payroll tax obligations                                       522,362           649,635
   Accrued expenses                                              122,735            47,699
   Accrued interest                                              121,066           177,139
   Advances from officers and affiliates                          64,237                --
                                                          --------------    --------------
     Total current liabilities                                 1,608,901         1,590,299

CREDIT LINES AND LONG-TERM DEBT, net of current portion          108,539            45,837
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
   AND AFFILIATES, net of current portion                        819,727           824,657
LONG-TERM ADVANCES FROM OFFICERS                                 437,372                --
DEFERRED COMPENSATION                                            397,171           279,883
                                                          --------------    --------------
     Total liabilities                                         3,371,710         2,740,676

COMMITMENTS AND CONTINGENCIES (Note 13)                               --                --

SHAREHOLDERS' DEFICIT
   Preferred stock - $.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                          --                --
   Common stock - $.001 par value, 50,000,000 shares
     authorized, 27,196,362 and 32,402,213 issued and
     outstanding at December 31, 1999 and September 30,
     2000, respectively                                           27,196            32,402
   Common stock subscriptions receivable                        (180,000)               --
   Additional paid-in capital                                  4,033,346         5,088,938
   Accumulated deficit                                        (5,492,597)       (6,339,995)
                                                          --------------    --------------
     Total shareholders' deficit                              (1,612,055)       (1,218,655)
                                                          --------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $    1,759,655    $    1,522,021
                                                          ==============    ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)

                                                          September 30,
                                                  ----------------------------
                                                      1999            2000
                                                  ------------    ------------
Revenues
   Dietary services and supplies                  $    142,288    $    132,754
   Software sales and rental                           282,779         239,884
                                                  ------------    ------------
         Total revenues                                425,067         372,638

Cost of revenues
   Dietary services and supplies                        63,864          53,777
   Software sales and rental                            52,993          35,594
                                                  ------------    ------------
         Total cost of revenues                        116,857          89,371
                                                  ------------    ------------
Gross profit                                           308,210         283,267

Operating expenses
   Sales and marketing                                  79,287          42,940
   General and administrative                          283,075         210,230
   Depreciation and amortization                       121,318         119,916
                                                  ------------    ------------
         Total operating expenses                      483,680         373,086
                                                  ------------    ------------

Loss from operations                                  (175,470)        (89,819)

Other (income) expense
   Interest expense                                     37,141          92,853
   Tax penalties                                        26,391             592
   Other, net                                               --             (10)
                                                  ------------    ------------
         Total other expense, net                       63,532          93,435
                                                  ------------    ------------
Net loss before income tax provision                  (239,002)       (183,254)
Income tax provision                                        --              --
                                                  ------------    ------------
Net loss                                          $   (239,002)   $   (183,254)
                                                  ============    ============


Basic and diluted net loss per weighted average
share of common stock outstanding                 $      (0.01)   $      (0.01)
                                                  ============    ============


Weighted average number of shares of basic
and diluted common stock outstanding                26,814,956      32,397,396
                                                  ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)


                                                         September 30,
                                                  ----------------------------
                                                      1999            2000
                                                  ------------    ------------
Revenues
   Dietary services and supplies                  $    448,595    $    456,608
   Software sales and rental                           572,789         810,832
                                                  ------------    ------------
        Total revenues                               1,021,384       1,267,440

Cost of revenues
   Dietary services and supplies                       193,924         184,403
   Software sales and rental                           197,731         124,369
                                                  ------------    ------------
        Total cost of revenues                         391,655         308,772
                                                  ------------    ------------
Gross profit                                           629,729         958,668

Operating expenses
   Sales and marketing                                 223,169         164,767
   General and administrative                          952,008         951,472
   Depreciation and amortization                       363,276         356,365
                                                  ------------    ------------
        Total operating expenses                     1,538,453       1,472,604
                                                  ------------    ------------

Loss from operations                                  (908,724)       (513,936)

Other expense
   Interest expense                                     93,392         203,115
   Tax penalties                                        59,802             687
   Other, net                                               --         129,660
                                                  ------------    ------------
        Total other expense, net                       153,194         333,462
                                                  ------------    ------------
Net loss before income tax provision                (1,061,918)       (847,398)
Income tax provision                                        --              --
                                                  ------------    ------------
Net loss                                          $ (1,061,918)   $   (847,398)
                                                  ============    ============


Basic and diluted net loss per weighted average
share of common stock outstanding                 $      (0.04)   $      (0.03)
                                                  ============    ============


Weighted average number of shares of basic
and diluted common stock outstanding                26,548,096      30,609,412
                                                  ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (Unaudited)

                                                                                 September 30,
                                                                          ----------------------------
                                                                              1999            2000
                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $ (1,061,918)   $   (847,398)
Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                             363,276         356,365
     Provision for bad debt                                                         --           8,000
     Common stock options issued for services
       and in conjunction with debt                                             11,498          11,047
     Common stock issued as payment for consulting services                     72,000
                                                                                               197,196
     Common stock issued as litigation settlement                                   --          85,000
     Convertible debentures issued with a beneficial conversion feature             --          23,666
   (Increase) decrease in
     Notes receivable                                                               --          (2,500)
     Accounts receivable - trade                                              (128,395)        (69,295)
     Prepaid expenses and other current assets                                  (2,525)        (13,098)
     Other                                                                       3,511           4,143
   Increase (decrease) in
     Accounts payable - trade                                                  (27,775)          3,114
     Payroll tax obligation                                                    241,873         127,273
     Accrued expenses                                                          (58,968)        (75,036)
     Accrued interest                                                           25,545          53,774
     Deferred compensation                                                     150,000          56,400
                                                                          ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                         (411,878)        (81,349)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                         (19,160)        (17,287)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in advances from officers                                      310,207              --
   Proceeds from convertible debentures                                         20,000          78,303
   Payments on convertible debentures                                           (8,000)         (3,000)
   Proceeds from notes payable to officers,
     shareholders and affiliates                                                    --          16,998
   Payment on notes payable to officers, shareholders and affiliates           (34,795)        (21,978)
   Proceeds from long-term debt                                                 38,446             634
   Payments on long-term debt                                                  (43,114)        (99,628)
   Proceeds from common stock subscribed                                        45,000         100,000
   Proceeds from sale of common stock                                               --          56,000
                                                                          ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      327,744         127,329
                                                                          ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (103,294)         28,693
Cash and cash equivalents at beginning of period                                71,384           3,795
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                $    (31,910)   $     32,488
                                                                          ============    ============

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
    Retirement of affiliate and long-term officer advances
       by convertible debenture issuance                                  $         --    $    501,609
    Retirement of deferred compensation by convertible
       debenture issuance                                                           --         173,689
    Retirement of long-term debt by convertible debenture issuance                  --          94,890
    Retirement of convertible debenture by common stock issuance                    --         767,889



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company's December 31, 1999 financial statements contained in the Company's previously filed Form 10-SB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc., (formerly Rosegold Corporation), is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941. SureQuest Systems, Inc. is in the business of providing dietary services, supplies and private consulting, and developing and selling proprietary dietary management software products. Primary customers include hospitals, nursing homes and assisted living facilities in the United States and Canada.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $2,071,358 and $1,577,767 during the years ended December 31, 1998 and 1999, respectively, and a net loss of $847,398 for the nine months ended September 30, 2000. Current liabilities at September 30, 2000 of $1,590,299 exceed current assets of $216,041. Total liabilities at September 30, 2000 of $2,740,676 exceed total assets of $1,522,021. The Company's continued existence depends upon the success of management's continued efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain capital to execute its business plan. The Company intends to obtain capital primarily through issuance of common stock and debt financing. There can be no degree of assurance that the Company will be successful in securing additional capital to sustain operations.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITALIZED SOFTWARE COSTS

The Company has two proprietary dietary software packages, a DOS based platform that was developed internally, and a Windows based package that was purchased in connection with the Positive Input, Inc. acquisition in 1998. Amortization expense related to its DOS package is $103,304 for the nine months ended September 30, 2000. This package will be fully amortized during the year 2000. Amortization expense related to the Windows package is $220,189 for the nine months ended September 30, 2000.

NOTE 5 - CREDIT LINES AND LONG-TERM DEBT

Credit lines and long-term debt consists of the following at September 30, 2000:

$21,300 revolving credit line with bank secured by personal guarantee of a shareholder; minimum monthly payments of 2%
     of the outstanding principal; interest at 24.98% per annum                    $ 18,343

Revolving credit line with bank secured by the personal guarantee of a shareholder; minimum monthly payments of 2%
     of the outstanding principal; interest 19.74% per annum                          7,190

Revolving credit line with bank secured by the personal
     guarantee of an affiliate; interest at 18.65% per annum                          2,511

Promissory note to bank; matures June 17, 2001; quarterly payments of interest only at 10% per annum; principal due
     at maturity; secured by land                                                   100,000

Extended payment terms from one supplier in the form of an
     unsecured demand promissory note                                                 7,800

Note payable to a bank; collateralized by the Company's receivables, inventory and equipment; interest at prime plus 2.75% (12.25% at September 30, 2000);
     payable in monthly installments of principal and interest of $887;
     matures September 2001                                                           9,906

Note payable to a bank; collateralized by the Company's receivables, inventory and equipment; interest at prime plus 2.75% (12.25% at September 30, 2000);
     payable in monthly installments of principal and interest of $877;
     matures April 2003                                                              23,674

Note payable to a bank; unsecured; interest at 10% per
     annum; payable in monthly installments of principal and
     interest of $810; matures November 2003                                         28,355

Note payable to finance company; secured by equipment; interest at 25.45% per annum; payable in monthly installments of principal and interest of $171;
     matures
     August 2002                                                                      3,735

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured promissory note to office lessee for purpose of leasehold improvements; interest at 10% per annum; payable in monthly installments of principal and interest of $484;
     matures September 2003                                                          12,747
                                                                                   --------

Total credit lines and long-term debt                                               214,261
     Less current maturities                                                        168,424
                                                                                   --------

                                                                                   $ 45,837
                                                                                   ========

NOTE 6 - CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at September 30, 2000:

Principal balance outstanding at September 30, 2000 consists of two debentures; monthly payments of $500 for principal and interest on $4,000 of debentures maturing 2001; additional debentures issued January 11, 2000 in the amount of $123,000 that included $45,000 of debentures outstanding and previously issued in 1998 and 1999 and accrued interest of $8,303 related thereto; terms of this debenture include interest at 11% compounded semi-annually; principal and accrued interest mature January 10, 2001; holder may convert $31,429 of principal and accrued interest at $.30 per share; in addition holder has the option to acquire 938,096 Company common shares at prices ranging from $.10-$.30. These warrants expire January 21, 2002. Total outstanding balance at September 30, 2000 is $127,303.

NOTE 7 - NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES

Note payable to officers, shareholders and affiliates consist of the following at September 30, 2000:

$100,000 unsecured promissory note payable to shareholder affiliate; principal and interest payments of $965 beginning May 14, 2000 for a period of twenty four months with a balloon principal
      payment of $96,517 due April 14, 2002                                        $ 99,330

$10,000 unsecured promissory note payable to shareholder affiliate; interest payable semi-annually at 8% per annum; principal payable
      on demand                                                                      10,000

Unsecured promissory note to affiliate; interest at 10%; monthly installments of principal and interest payments of $806; matures
      May 2002                                                                       14,804

Promissory note to shareholder affiliate; interest at 10% with total accrued interest and principal payable at maturity, January 2001;
      security interest in all assets of the Company subordinated to
      certain banks and shareholders holding prioritized liens                      500,000

Promissory note to shareholder; 100,000 shares of Company stock held in escrow as security; 10% interest with accrued interest and principal payable on demand; shareholder has verbal agreement with Company not to demand redemption within the
      following 12 months                                                           220,811

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory note to shareholder with personal guaranty by Company officer;
      secured by software source code and subordinated lien on
      land; interest at 7.5% monthly; interest and principal payments
      of $995; balloon payment at maturity, September 10, 2001                87,496

$31,400 unsecured promissory note to shareholder; interest at 10%;
      monthly principal and interest installments of $2,761 beginning
      May 15, 2000                                                            21,279
                                                                            --------

      Total notes payable to officers, shareholders and affiliates           953,720

Less current portion                                                         129,063
                                                                            --------
                                                                            $824,657
                                                                            ========


NOTE 8 - LITIGATION SETTLEMENT

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

NOTE 9 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer/shareholder. These amounts are convertible into common stock of the Company with the conversion price determined on the last business day of each respective year. The amounts are cumulatively convertible. At September 30, 2000 the officer could have elected to convert the deferred compensation obligation outstanding to 2,831,938 shares.

NOTE 10 - COMMON STOCK SUBSCRIPTIONS RECEIVABLE

On September 17, 1998 the Company issued 1,400,000 shares of Company common stock to an unrelated third party at $0.16 per share under terms of a promissory note. Under the terms of this note, the buyer agreed to remit to Company $255,000 in 3 equal installments of $85,000 on June 24, July 23 and August 24, 1999, respectively. In addition, the note provides for an interest payment calculated at 8% per annum, calculated on the value of the shares within a definable period. The buyer had an option to redeem the obligation by returning the stock at any time to the Company for the outstanding subscribed balance owed to the Company. During the year ended December 31, 1999, the buyer remitted to Company $75,000 of the obligation. At March 22, 2000, the Company agreed to accept a total of $100,000 in 3 installments as settlement of the remaining obligation with the first payment of $50,000 received on March 27, 2000 and the remaining $50,000 was received during April 2000.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000. The Company has determined this obligation to be the actual amounts of the tax withheld from employees and the employer portion of the Social Security Federal Tax obligation in addition to an estimated penalty accrual for each respective year's obligations. The total obligation associated with these delinquent amounts due is estimated by management to be $649,635 at September 30, 2000 and has been reflected in the accompanying consolidated financial statements as Payroll Tax Obligations. At July 5, 2000, the Department of Treasury issued notices to the Company that the total assessed liability is $726,538. The obligation recorded of $649,635 is an estimate by Company's management of the final settlement balance.

The Company incurred significant operating losses in each of the years 1997,1998 and 1999 and therefore, no federal income taxes are payable.

NOTE 12 - LAND HELD FOR SALE

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company has operating leases for its office facilities, automobiles, and certain equipment. Future minimum rental commitments under non cancelable leases are as follows:

                 Year ended
                 December 31                            Amount
                 -----------                          ---------
                     2000  (3 months)                 $  24,464
                     2001                                93,226
                     2002                                79,733
                     2003                                33,863
                     2004                                 1,542
                                                      ---------

                                                      $ 232,828
                                                      =========

At March 8, 2000, a creditor agreed to accept 333,333 of the Company's common shares in exchange for a note obligation of $66,667 and accrued interest of $7,731. As part of the consideration, the Company agreed to guaranty a minimum value of $.20 per share to the holder at March 8, 2001. If the average of the closing bid and ask price of the shares at March 8, 2001 is less than 20 cents per share, the Company will issue additional shares so that the total shares issued is equal to $66,667.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business. Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company's financial position or its results of operations.

NOTE 14 - STOCK OPTIONS

The following table summarizes information regarding options outstanding at September 30, 2000:

                    Number          Range of          Range of
Classification    Outstanding     Exercise Price     Expiration
--------------   --------------   --------------   --------------
Employee                250,000       $0.25           02-02-01

Other                 1,719,763   $0.07 to $0.50      11-15-00 to
                                                      03-17-02

NOTE 15 - RELATED PARTY TRANSACTIONS

A member of the Company's Board of Directors and an officer also provides legal services for the Company. The officer does not receive a salary from the Company but bills for services rendered as an independent contractor. Fees billed for the nine months ended September 30, 2000 were not in excess of $10,000.

On May 24, 2000, the Company's Chairman and President conveyed to a shareholder/former officer of the Company $430,000 of Company obligations owed in exchange for certain personal indebtedness owed by the Company's Chairman/President to the shareholder/former officer. As part of the Agreement, the individual assuming the Company's obligation agreed to convert the entire obligation to $430,000 of Convertible Subordinated Debentures pursuant to the Company's Private Placement Memorandum dated March 8, 2000 and concurrently convert these debentures to 1,433,330 of the Company's common stock. The conversion rate applied of $.30 per share is stipulated in the Private Placement Memorandum and was in excess of the $.20 per share closing price at May 24, 2000.

Certain officers and/or shareholders of the Company have provided debt funding to the Company during the years ended December 31, 1998 and 1999 respectively. Terms of the debt obligations are described in Note 8 in the accompanying consolidated financial statements.

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

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary technology that provides nutrition management systems and services to food service institutions in over 40 states and Canada through strategic partner networks. These networks, comprising certain of the largest food distribution and healthcare management companies in the United States and Canada, have aligned with the Company because of their recognition that the Company's menu based products and services are state of the art in the industry. The Company's software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over 50 nutrients of foods consumed. Recognizing that there may be tremendous opportunities in nutrition delivery systems, the Company plans to develop during the year 2001 an Internet version of its menu based dietary management software that management believes will accelerate and expand its present growth to health care facilities, schools, prisons and other captive food delivery institutions. In addition, the Company plans to market nutrition based information to consumers utilizing other health related businesses that will direct consumers to the Company's informational site. This information will provide dietary strategies to the consumer to improve health and quality of life, while hopefully generating significant revenues for the Company.

To facilitate this development and implementation, the Company is currently negotiating with several companies that have reviewed the Company's planned business strategies and expressed preliminary approval in providing the capital resources necessary to implement these strategies. While access to this capital cannot be assured, the Company believes that it will succeed in aligning itself with a capital resource partner during the year 2000 and will begin to implement the development during the first quarter of 2001.

The Company continues to incur significant operating losses with a net operating loss of $847,398 for the nine months ended September 30, 2000 and a $183,254 net operating loss for the three months ended September 30, 2000. The Company incurred operating losses of $2,071,358 and $1,577,767, respectively, for the years ended December 31, 1998 and 1999. In addition, the Company has $649,635 of payroll tax obligations outstanding recorded at September 30, 2000, including a provision for penalty and interest, that reflect unpaid employee and employer withholding taxes for the years 1998, 1999 and the first quarter of the year 2000. The Company has made timely withholding tax deposits for the second and third quarters of 2000. Because of these operating losses and payroll tax obligations, the Company may not be able to continue operations without additional investment capital. This financial condition caused the Company's auditor to issue a "going concern" opinion report in the December 31, 1998 and 1999 Annual Report, Form 10-SB Filing.

On June 12, 2000, the Company entered into a settlement agreement with plaintiffs who sought additional consideration from the Company as a result of the merger with Rosegold Corporation in 1996. This settlement agreement provides plaintiffs with $25,000, payable in five equal installments of $5,000 that began in June 2000. This obligation was retired during the third quarter of 2000. In addition, the Company issued in escrow to plaintiffs 500,000 of the Company's common shares. If these shares have an aggregate value of more than $400,000, as determined by a formula based on the average trading value five trading days prior to the date 365 days after the execution of the agreement, the excess shares are to be returned to the Company.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended September 30, 2000 were $372,638, a decrease of $52,429 over total revenues of $425,067 for the corresponding period ended September 30, 1999. Total revenues for the nine months ended September 30, 2000 were $1,267,440, an increase of $246,056 over total revenues of $1,021,384 for the corresponding period ended September 30, 1999.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $132,754 for the three months ended September 30, 2000, a decrease of $9,534 from total dietary services and supplies revenues of $142,288 for the corresponding period ended September 30, 1999. Total dietary services and supplies revenues were $456,608 for the nine months ended September 30, 2000, an increase of $8,013 over total dietary services and supplies revenues of $448,595 for the corresponding period ended September 30,1999.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $239,884 for the three months ended September 30, 2000, a decrease of $42,895 from total software sales and rental revenues of $282,779 for the corresponding period ended September 30, 1999. Total software sales and rental revenues were $810,832 for the nine months ended September 30,2000, an increase of $238,043 over total software sales and rental revenues of $572,789 for the corresponding period ended September 30, 1999. The decrease in the three month period in software sales and rental revenues is primarily due to software license fee revenues of $176,462 during the third quarter of 1999 as compared to $109,000 during the corresponding three month period in 2000. The increase in the nine month period in software sales and rental revenues during 2000 is due to a $162,537 increase in private label license fees from distribution companies that market the Company's software through private label agreements and a $19,438 increase in support fees. The remaining increase is due to increased software sales in the year 2000 offset by lower DOS systems revenues.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $53,777 (41% of dietary services and supplies 2000 revenues) for the three months ended September 30, 2000, a decrease of $10,087 from total dietary services and supplies cost of revenues of $63,864 (45% of dietary services and supplies 1999 revenues) for the corresponding period ended September 30, 1999. Total dietary services and supplies cost of revenues was $184,403 (40% of dietary services and supplies 2000 revenues) for the nine month period ended September 30, 2000, a decrease of $9,521 from total dietary services and supplies cost of revenues of $193,924 (43% of dietary services and supplies 1999 revenues) for the corresponding period ended September 30, 1999.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $35,594 (15% of software sales and rental 2000 revenues) for the three months ended September 30, 2000, a decrease of $17,399 over total software sales and rental cost of revenues of $52,993 (19% of software sales and rental 1999 revenues) for the corresponding period ended September 30, 1999. Software sales and rental cost of revenues was $124,369 (15% of software sales and rental 2000 revenues) for the nine months ended September 30, 2000, a decrease of $73,362 from total software sales and rental cost of revenues of $197,731 (35% of software sales and rental 1999 revenues) for the corresponding period ended September 30, 1999. The decrease is attributable to the elimination of one technical support programmer during the second quarter of 1999 ($9,864 savings) and the closing of the Michigan technical support office that eliminated support salaries of $48,407 incurred during the first nine months of 1999.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $42,940 (12% of total 2000 revenues) for the three months ended September 30, 2000, a decrease of $36,347 from total sales and marketing expenses of $79,287 (19% of total 1999 revenues) for the corresponding period ended September 30, 1999. Total sales and marketing expenses were $164,767 (13% of total 2000 revenues) for the nine month period ended September 30, 2000, a decrease of $58,402 over total sales and marketing expenses of $223,169 (22% of 1999 revenues) for the corresponding period ended September 30, 1999. The decrease during the three months ended September 30, 2000 is attributable to the elimination of marketing consultants that reduced expenses by $32,573. In addition, sales travel expenses decreased $33,051 during the first nine months of 2000 as compared to the same nine month period in 1999.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $210,230 (56% of total 2000 revenues) for the three months ended September 30, 2000, an decrease of $72,845 from total general and administrative expenses of $283,075 (67% of total 1999 revenues) for the corresponding period ended September 30, 1999. Total general and administrative expenses were $951,472 (75% of total 2000 revenues) for the nine months ended September 30, 2000, a decrease of $536 from total general and administrative expenses of $952,008 (93% of total 1999 revenues) for the corresponding period ended September 30, 1999. The decrease in general and administrative expenses for the nine month period ended September 30, 2000 over the corresponding period at September 30, 1999 is primarily attributable to the following: a decrease in officer salary expense of $24,510 during 2000; decrease of $11,734 related to lower employer payroll taxes; and a $34,619 reduction in legal services due to an over accrual of expected fees during the second quarter of 2000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $119,916 for the three months ended September 30, 2000, a decrease of $1,402 from total depreciation and amortization expense of $121,318 for the corresponding period ended September 30, 1999. Total depreciation and amortization expense was $356,365 for the nine month period ended September 30, 2000, a decrease of $6,911 from total depreciation and amortization expense of $363,276 over the corresponding period ended September 30, 1999.

INTEREST EXPENSE

Interest expense was $92,853 for the three months ended September 30, 2000, an increase of $55,712 over the total of $37,141 for the corresponding period ended September 30, 1999. The increase was due to a $57,680 increase in the provision for payroll tax obligations during the three month period ended September 30, 2000. Total interest expense was $203,115 for the nine months ended September 30, 2000, an increase of $109,723 over the total of $93,392 for the corresponding period ended September 30, 1999. The increase for the nine months ended September 30, 2000 is primarily attributable to an interest provision of $23,666 during the first three months of 2000 related to the issue of options below the common share fair market value at date of grant and a $24,192 provision for interest expense related to payroll tax obligations added to the additional third quarter provision of $57,680.

OTHER, NET

Other, net expense of $129,660 for the nine months ended September 30, 2000 primarily relates to a litigation settlement by the Company at June 12, 2000 of $25,000 cash and the issuance in escrow of 500,000 Company common shares. The shares were valued at the closing price of $.17 per share of the Company's stock at date of settlement for a total settlement expense of $110,000 that includes the cash settlement of $25,000.

LIQUIDITY

The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates. The Company's ability to sustain operations is dependent upon additional investment capital and/or debt financing because of the Company's negative working capital position and the excess of total liabilities over assets at September 30, 2000. Although management believes that such investment/financing can be obtained, there can be no assurance that the Company will be successful and that if successful, the sale of additional equity may result in additional dilution to the Company stockholders.

The Company provided net cash from financing activities of $127,329 for the nine month period ended September 30, 2000 compared to $327,774 cash provided for the nine month period ended September 30, 1999. This cash was used to sustain operating activities that used cash of $411,878 for the nine month period ended September 30, 1999 compared to $81,349 used for the nine month period ended September 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 12, 2000, the Company as defendant entered into a settlement agreement that provided to the plaintiffs $25,000 cash in five equal $5,000 installments beginning June 2000 and the issuance of 500,000 of the Company's shares subject to Rule 144 of the Securities Exchange Commission, and to be held in escrow for a period of one year from date of settlement agreement. The Company's shares were valued at $.17 a share based on the closing price at date of settlement for a total settlement value of $110,000, including the cash settlement. Should the value of the shares conveyed as determined one year from date of settlement agreement exceed $400,000, the plaintiffs will return those shares in excess of the $400,000 value.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27.1 Summary Financial Information

                                    Signature

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SureQuest Systems, Inc., a Nevada Corporation
                                              (Registrant)


Date: November 14, 2000

                                   BY:  /s/ C. Scott Sykes, Jr.
                                       -----------------------------------------
                                        C. Scott Sykes, Jr.
                                        President

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER              DESCRIPTION
       -------             -----------
         27.1              FINANCIAL DATA SCHEDULE