Form 10KSB40
period 2000-12-31
SUREQUEST SYSTEMS INC
filed 2001-04-17
CIK 1029405

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-KSB

               [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000
                 File number

                             ---------------------

                            SUREQUEST SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

                             ---------------------


                   NEVADA                                     41-1826635
       (State or other jurisdiction of           (I.R.S. Employer Identification No.)
       incorporation or organization)


                             ---------------------

                            SUREQUEST SYSTEMS, INC.
                                 13606 TI BLVD
                            DALLAS, TEXAS 75243-1408
                                 (972) 238-7200
     (Address and telephone number of issuer's principal executive offices)

                             ---------------------

   SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:


                                     None


   SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:


                    COMMON STOCK, PAR VALUE $.001 PER SHARE

                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

Issuer's revenue for its most recent fiscal year was $1,579,700.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 2, 2001 was approximately $594,865.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2000: 32,407,257.

                      DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                              April 17, 2001

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

SureQuest Systems, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 19, 1941. The Company's Articles of Incorporation were recently amended and restated and filed with the Secretary of State's office of the State of Nevada on January 5, 2000. The Company's principal place of business is 13606 TI Boulevard, Dallas, Texas 75243. SureQuest has an Internet web site designated as www.surequest.com.

HISTORY

On December 4, 1996, Rosegold Corporation, a non-operating Nevada corporation, issued 12,000,000 shares of its common stock in exchange for all of the issued and outstanding common shares of SureQuest Systems, Inc., a corporation incorporated under the laws of the State of Texas on March 15, 1991 and changed its name to SureQuest Systems, Inc.

Prior to its merger with the Rosegold Corporation, SureQuest Systems, Inc., had served the healthcare industry since 1984 (as a proprietorship until its incorporation in 1991) with dietary consulting services, dietary software and "hard copy" menu services. The Company developed its DOS modular software product in the early 1990's and added Microsoft Windows(R) based software through the acquisition in June 1998 of the assets of Positive Input, Inc., a Michigan corporation. The assets of Positive Input, Inc. were purchased for $54,629 in cash (net of cash assumed), 1,721,050 common shares of the Company and the assumption of approximately $816,000 in debt.

The Company has incurred significant losses of $1,364,379 and $1,577,767 respectively, for the years ended December 31, 2000 and 1999. The Company has financed these losses primarily through private placement of restricted securities and debt financing provided by certain officers and shareholders of the Company. Without a significant increase during 2001 in revenues from existing software products and services and products introduced during 2001, the Company may not be able to continue operations without additional working capital invested in the Company.

THE BUSINESS

SureQuest Systems, Inc. is a provider of dietary and food service management software, menu services and dietary consulting to the institutional food service industry. Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care (LTC) segment of the industry represented by nursing homes and assisted living facilities. The Company's software and other products are also used in other institutional settings including hospitals, continuing care retirement communities ("CCRC"), correctional facilities and educational facilities. The Company offers its software product in both a DOS and Windows(R) operating system format. SureQuest currently serves approximately 730 LTC facilities in 42 states and Canada.

The Company's proprietary software provides food selection and preparation assistance, inventory and personnel cost controls, improved operating efficiencies, and electronic documentation of the meals prepared and served to a facility's residents to reduce liability exposure and ensure compliance with government nutritional guidelines.

At the end of 2000 and in the beginning of 2001, the Company introduced three new products (which are updated versions of existing products) to enhance its suite of Windows based software solutions. Three Squares Version 4.0 was introduced and allows clients the ability to operate in either single user or multi user environments. The new 4.0 version also incorporates several additional enhancements to improve productivity at client facilities. The second new product introduced was the Three Squares Centralized Management System (CMS) to allow corporate/chain/clients the ability to control menu and recipe data from a centralized office and then upload the menus and data to their facilities in other locations. With Centralized Management Control capabilities, the new CMS product is beginning to attract a great deal of attention from potential corporate clients. In addition to these two new products, the Company introduced its Square 1 (TM) product which is essentially a "slimmed down" version of the Three Squares software product. Square 1 provides essential functionality to facilities at lower costs and can be easily upgraded to the more complete Three Squares program as the facilities' requirements demand.

MARKETING STRATEGY

SureQuest has penetrated the LTC market through strategic alliances, acquisitions, and direct sales. The Company currently has strategic marketing alliances or private label agreements with the following companies:

Food Services of America, Inc. -- Food Services of America, Inc. ("FSA"), a Seattle, Washington based food distribution company operates primarily in the Northwest and Midwest. It markets a software product called FSA FIRSTLINK(TM), a private labeled version of SureQuest's proprietary Windows(R) food service software application. FSA also provides a "hard copy" menu service for its customers through the Company under the private label SIGNATURE SERIES.

Ben E. Keith Company -- The Ben E. Keith Company, located in Fort Worth, Texas is a food distributor, which serves the Southwest United States and has been a significant customer of the Company for over ten years. Ben E. Keith markets SureQuest products and services under the private label MENUMANAGE(TM).

Serca Foodservice, Inc. -- Serca Foodservice, Inc., located in Toronto, Canada is a food distributor, which serves the Canadian market. Serca markets SERCA SYNERGY(TM), a private labeled version of SureQuest's proprietary Windows(R) software application to its institutional customers.

In 2000, Ben E. Keith, Food Services of America, Inc. and Serca Foodservices, Inc. provided 18%, 19% and 21%, respectively, of the Company's total gross revenues and 21%, 19% and 6%, respectively, of gross revenues in 1999.

Achieve Healthcare, Inc. -- In 1999, the Company entered into a marketing agreement with Achieve Software Corporation (dba Achieve Healthcare Information Systems), Eden Prairie, Minnesota, a provider of non-dietary software to the Long Term Care Industry. The Company has been designated as a "Certified Achieve Partner" ("CAP") [and Achieve has agreed to promote and market the Company's software products to over 3,000 Long Term Care facilities where Achieve currently has its software.

Health Technologies, Inc. -- In order to meet the expanded demand for the Company's software products, the Company has recently entered into a strategic marketing and training agreement with Health Technologies, Inc., Maryland Heights, Missouri, a dietary consulting company with over 135 Registered Dietitians, which has agreed to market the Company's software products to health care facilities and food distributors under the private label SMART SOLUTIONS(TM). Health Technologies also uses the Company's software to produce "hard copy" menus for its consulting clients. A number of the Registered Dietitians of Health Technologies also serve as certified trainers of the Company's software.

PRODUCTS AND SERVICES

The Company's primary products and services include Food Service Management Software, Menu Services and Customer Software Support Services.

FOOD SERVICE MANAGEMENT SOFTWARE

Currently, the Company offers a suite of Microsoft Windows(R) and DOS based nutritional software programs designed to allow health care institutions, primarily LTC facilities, hospitals and CCRC's to more effectively and efficiently serve their residents. The Company's software provides solutions in the areas of menu management, inventory control, production management, purchasing and cost control, documentation to reduce liability exposure, and compliance with Healthcare Finance Administration (HFCA), Hazard Analysis Critical Control Point (HACCP) and other government nutritional guidelines.

Also, the Company's software allows LTC facilities to more easily comply with the changes in Federal Government regulations regarding reimbursement of operational costs and the new electronic reporting requirements. Specifically, the Company's software provides facilities the ability to comply with the Federal Government's PPS (Perspective Payment System) reimbursement guidelines by establishing a resident's level of dietary care. A resident is listed as "Clinically Complex", under the Federal Government's MDS (Minimum Data Set) regulations, if he or she receives 51% or more of their calories through tube feeding or 26% of calories and over 500 cc's of fluid from tube feeding. Additional reimbursement dollars are available to facilities for Clinically Complex residents under PPS guidelines. The Company's software tracks caloric intakes for each resident and provides data to be used for MDS reporting on Clinically Complex residents. The Company's software also provides facilities with weight management tracking for each resident for data submission to the Federal Government under MDS regulations. In addition, the Company's software helps facilities comply with several other nutrition and dietary requirements under the following MDS Quality Indicator Domains: #3 Clinical Management; #4 Cognitive Functioning; #7 Nutrition and Eating; #8 Physical Functioning; #10 Quality of Life and #12 Skin Care.

The Windows(R) - based software, Three Squares(R), establishes nutritionally balanced diets (conforming to government requirements) for the residents in a Long Term Care facility. The diets are then translated into actual menus containing the proper foods for the three meals and snacks to be served by the facility for each day. The software can maintain a menu cycle of 1 to 8 week(s), indicating when particular meals or food items will be served (for example, the cycle may show that two weeks from tomorrow, chicken will be served as the main entree). At the end of the scheduled cycle, the entire menu cycle begins again, allowing the Company to continue to know what foods will be served in the future. Institutions typically serve "warming" foods during the Fall/Winter cycle and lighter, "cooling" foods during the Spring/Summer cycle, hence two menu cycles per year. The foods can also be tailored to different geographic regions of the country. The software maintains a list of more than 50 separate nutrients for each meal item served, such that the facility's dietitian or administrator may access and report the number of calories, grams of fat, milligrams of vitamin C that an individual resident consumed for a meal, a day, a week, or any other time period. The software also tracks the weight of each resident in the facility.

Another important element of the software is its ability to track each resident's likes/dislikes, allergies and other health related conditions requiring special diets. The software currently supports 99 special diet types such as low-calorie, diabetic or cardiac. More importantly, during meal preparation and production, the software automatically determines the types and quantities of food to be produced based on the resident population profiles and then prints out individual tray tickets that alert kitchen personnel as to the specific items that should be placed on each tray. In management's opinion, the Company's software is compliant with the Hazard Analysis Critical Control Point (HACCP) program guidelines, as incorporated in the U.S. Food Code.

At the end of 2000 and in the beginning of 2001, the Company introduced three new products (which are updated versions of existing products) to enhance its suite of Windows based software solutions. Three Squares Version 4.0 was introduced and allows clients the ability to operate in either single user or multi user environments. The new 4.0 version also incorporates several additional enhancements to improve productivity at client facilities. The second new product introduced was the Three Squares Centralized Management System (CMS) to allow corporate/chain/clients the ability to control menu and recipe data from a centralized office and then upload the menus and data to their facilities in other locations. With Centralized Management Control capabilities, the new CMS product is beginning to attract a great deal of attention from potential corporate clients. In addition to these two new products, the Company introduced its Square 1 (TM) product which is essentially a "slimmed down" version of the Three Squares software product. Square 1 provides essential functionality to facilities at lower costs and can be easily upgraded to the more complete Three Squares program as the facilities' requirements demand.

The Company's software is designed to be compatible with two of the popular computer operating systems: Windows(R) and DOS. The Company believes that its software programs can be readily adapted to any changes in the aforementioned operating systems or to new operating systems without significant cost. Any such changes or updates would be accomplished by "inside" personnel or by outside independent contractors depending on the complexity of the change or update.

MENU SERVICES

The Federal government regulations require that LTC facilities use a Registered Dietitian, on either a full time or part time basis or by consulting contract, to review the menus and nutritional programs for the LTC residents. Certain State governments require that each LTC facility in their state demonstrate a minimum number of dietitian hours to plan and assess the nutritional needs of the LTC residents. For the facilities that cannot afford to pay separately for these dietitians or for software, the Company has a "hard copy" menu service program that meets the government requirements. This service provides menu planning, nutritional analyses, production recipe books, spread sheets and posting menus. Over 350 facilities are using the Company's "hard copy" menu service business.

The Company's staff prepares each menu with attention to every detail of color, texture, and shape of individual foods to enhance the visual appearance of the meal. Meals are analyzed for nutrient content and compared to the Recommended Daily Allowances as established by the National Academy of Sciences. Menus are certified by either one of the facility's registered dietitians or by one of the Company's registered dietitians with respect to meeting the nutritional requirements and standards specified by the facility. Scaled, quantity recipes included with the menu services are intended to be compliant with the Hazard Analysis Critical Control Point (HACCP) program guidelines, as incorporated into the US Food Code.

CUSTOMER SOFTWARE SUPPORT SERVICES

The Company provides the following support to its customers:

Customer Support Center. The Company provides customer software support at several levels, from answering user questions on the implementation of the Company's software to technical questions on the database and software performance. Services are provided 24 hours per day/7 days per week via a toll free telephone number or through the Internet with online support at www.surequest.com.

Strategic Alliance Training Program. The Company has developed a "train the trainer" program, where the Company trains strategic alliance personnel capable of training end users on the use of its dietary software. Health Technologies, Inc., one of the Company's strategic marketing partners, participates in this program. Food Service of America and Serca Food Service are also participating in this training program, which allows the Company to support its planned growth in software sales without significantly increasing training costs.

Audio-Visual Support Aids. As part of its plans for the future (see "Future Expansion Plans" below), the Company plans to develop a self-contained videocassette that is projected to substantially eliminate the need to contact a support person at the Company. This will also assist the Company in overcoming limitations to its growth in software sales due to lack of trainers and support personnel. It will also assist in managing the continuous training and support of inexperienced personnel required due to high turnover rates in long term care kitchen staff.

FUTURE EXPANSION PLANS

The Company has developed plans, and is in the process of attempting to raise capital, for a strategic plan to significantly increase revenue and net income by transforming the company into a knowledge and information company using technology (particularly, the internet) to pursue new, but related, markets. This strategic plan is intended to (i) increase current target market share:
(ii) expand the Company's target markets: and (iii) vertically integrate with supply chain partners. Part of this strategy will allow the Company's customers to electronically, using the internet, access menus and menu data.

PRICING STRATEGY

The Company offers a flexible pricing strategy to meet the financial requirements of a broad range of clients. To facilitate this strategy, products and services provided by the Company are offered to clients either through purchase contracts, lease agreements or monthly rental programs. The Company's pricing strategy is designed to effectively penetrate targeted markets with affordable solutions that bring premium value to its clients and accelerate revenue growth and profitability for the Company.

The Company receives license fees for its software, maintenance and support fees, software training fees, menu service bureau fees and revenues for the sale of paper products to its clients.

Size of Markets Served. The U.S. population is rapidly aging and the over-65 group is expected to double by the year 2030. LTC facilities will grow, over time, to meet the demand of this demographic trend and will require use of dietary software to operate efficiently. The fastest growing market serving the aging population are the Assisted Living facilities. At present, it is estimated that only 15-20% of the LTC facilities in the U.S. use dietary software.

The following chart sets forth the approximate number of facilities in the United States as of the end of 1997:


PRIMARY MARKETS SERVED                                    # OF FACILITIES
--------------                                            ---------------
Nursing Homes..........................................       17,000(1)
Assisted Living Facilities(3)..........................       12,593(2)
Hospitals..............................................        6,685(2)
                                                              ------
     Total.............................................       36,278


---------------

(1) An Overview of Nursing Home Facilities: Data from the 1997 National Nursing Home Survey, by the CDC National Center for Health Statistics report number 311, March 1, 2000.

(2) The 1997 Economic Census, Health Care and Social Assistance sector, published October, 1999.

(3) The January 1, 1998 edition of The Maturing Marketplace estimated that there were 25,000 assisted living residences, housing up to one million people.

It has been further reported in the 1997 Economic Census (noted in footnote(2) above) that there are 51,426 Residential Care Facilities in the United States. Residential Care Facilities are defined by the 1997 Economic Census as including Nursing Homes, Continuing Care Retirement Communities (CCRC's), Assisted Living Facilities, Residential Mental Health Retardation Facilities, Residential Mental Health and Substance Abuse Facilities and Homes for the Elderly. Included in the definition of Residential Care Facilities are 15,605 Nursing Homes.

The above markets do not include other institutional markets into which the Company plans to expand in the future, to include additional correctional facilities, educational facilities, business and industry and the Government, to include the Veterans Administration ("VA") and the military.

COMPETITION

Several competing software companies have dietary software that targets the healthcare industry, including the LTC market. Primary competitors are GeriMenu located in York, Pennsylvania, which management believes is now owned by C-Bord, another dietary software company; Computrition located in Chatsworth, California; and C-Bord located in Ithaca, New York. The Company's best estimate is that only 15-20% of the kitchen operations in LTC facilities have dietary software in order to make these operations more efficient and cost effective. The Company believes that because of the effect of the Prospective Payment System there is now a much greater demand for dietary software in the LTC industry and that there will be a faster penetration in the future of the remaining 80-85% of the market which is not computerized. Of the 10% of the market which is computerized, the Company's best estimate is that the Company has approximately 20% of this penetrated market and GeriMenu, the Company's primary competition, has approximately 20%. The Company does not have sufficient information to evaluate the market shares of Computrition or C-Bord (outside of GeriMenu). There are other software companies including Data Control, Diet Master, DFM, FMG Software Systems, HyperGen, NutriMax, Nutri-Net, Reliable and UniSoft serving the dietary market, but to the best estimate of the Company, none has a significant market share.

PATENTS, TRADEMARKS, SERVICE MARKS, LICENSES

The Company has a copyright for its Windows(R) based software product, Three Squares.(TM) In addition, the Company has applied for but not yet received a registration for the service mark: Technology that Feeds America.(SM) The Company has developed other software products including SurePref(TM) which tracks a resident's food preference and SureWeight(TM) which tracks the weight gain and loss of each resident in a facility that it treats as proprietary and as a trade secret.

As the Company develops its new web-enabled software, management plans to retain the services of an expert in intellectual property rights to advice the Company of what aspects of its development can be protected for intellectual property rights and what is necessary to obtain that protection.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE BUSINESS

There are no governmental regulations affecting the conduct of the Company's business other than the normal and usual governmental regulations affecting all businesses. The primary market for the Company's services is the LTC industry, which is a highly regulated industry. Therefore, the Company's customers are subject to numerous governmental regulations, including Medicare and Medicaid, which directly affect the facilities' ability to pay the costs of the Company's products and services.

Fixed Rate Medicare/Medicaid Reimbursements. The Balanced Budget Act of 1997 adopted a completely new and unique reimbursement system for payment for services rendered by nursing facilities and other healthcare providers to Medicare patients. As of July 1, 1998 and thereafter, all healthcare providers will be paid for services rendered to Medicare patients in accordance with the Prospective Payment System (PPS). Prior to that date, services provided to Medicare patients were paid pursuant to a cost-based reimbursement system.

The PPS reimbursement system is price-based. The prices are set in advance by the Health Care Financing Administration (HCFA), the government agency responsible for administration of Medicare. Under PPS the per diem rate paid to the healthcare provider is all the provider receives, there are no settlements or adjustments. And the costs incurred by the healthcare provider do not in any way impact the price HCFA is willing to pay for the services being provided to Medicare patients.

The practical impact of this change in the Medicare reimbursement system is that the healthcare providers are being paid substantially less per diem for each Medicare patient and that all healthcare services provided to that patient (i.e., direct care, indirect care, and all ancillary care) must be paid from that substantially reduced per diem PPS reimbursement from Medicare. Under the previous cost-based reimbursement system, the healthcare provider was paid for each component of care, direct care, indirect care and ancillaries, at cost plus a percentage increase. Under the cost-based system, the amount reimbursed by Medicare would increase or decrease based upon the costs incurred by each healthcare provider. These increases and decreases applied to both direct care and ancillary care providers.

Under the PPS reimbursement system the healthcare provider is paid one per diem price per patient. The per diem reimbursement prices paid by HCFA are established by a reimbursement formula that is based upon a government study of patient acuity levels. All patient care, including direct care and ancillary care, must be paid from that per diem price. The per diem reimbursement under PPS for all healthcare providers is less than most healthcare providers previously received on a per diem basis under the cost-based Medicare reimbursement system. And all healthcare providers (i.e., the nursing facility and all ancillary providers -- radiology, pharmacy, lab, medical supplies, therapy, etc.) that provide healthcare services to a Medicare patient must be paid from that smaller per patient per diem reimbursement. In essence, the Medicare reimbursement monies became significantly smaller, and all healthcare providers must now share in that smaller amount of reimbursement monies.

As a result of this new Medicare reimbursement system, all healthcare providers that provide healthcare services to Medicare patients are doing everything possible to reduce the costs of their operations. This situation provides an opportunity for SureQuest. The dietary software sold by SureQuest can create significant savings for its users.

The savings generated by use of the SureQuest software occurs in both the dietary department and the nursing department of each facility. The savings are generated by reductions in food and food preparation costs, food usage, dietary hours and nursing hours.

Other Healthcare Reimbursement Programs. Other sources of reimbursement available to healthcare providers include Medicaid, private insurance, HMOs, Veterans Administration ("VA") and private pay. Medicaid is a federally funded, state administered health insurance program for low-income individuals. Since the program is state administered, it varies from state to state. However, there have been no significant changes in the Medicaid program in recent years. And because the Medicaid program is the largest healthcare reimbursement program in terms of dollars reimbursed, the lack of significant changes in the program has created stability for those healthcare providers that are primarily dependant upon Medicaid reimbursement.

Other reimbursement programs including private insurance, HMOs, VA and private pay have experienced few significant changes in recent years. Private pay residents pay what the LTC facilities normally charge. Private insurance, HMO's and the VA are still cost-based payors, but, to one extent or another, these programs are evaluating changing their reimbursement to a per diem price per patient similar to Medicare. Because these programs are still cost based, residents whose needs are reimbursed by such programs are highly sought after. As a result, a significant amount of marketing effort is expended to attract these residents to a LTC facility. The nutritional program (menus and diets) is an important part of these marketing efforts. Therefore, the Company's software and menu services products add value to these marketing efforts and the Company uses the "value added" feature to increase its sales to LTC facilities.

AMOUNT SPENT ON RESEARCH AND DEVELOPMENT

PRODUCT DEVELOPMENT

The Company has devoted significant resources during the last 12 months to significantly improve and increase features and functionality of its Windows(R) based software products. This development work will allow the Company to expand its market penetration in other institutional food service environments, including hospitals, continuing care retirement communities, assisted living facilities and correctional facilities. The Company's 16-bit version of the Window(R) software runs under Microsoft's older operating system, Windows(R) 3.1 and limits access to the program to one user at a time. In 2000, the Company finalized development of its new 32-bit Version of its Three Squares Program (Version 4.0) which is designed to run under Microsoft's newer operating systems, Windows(R) 95/98 and Windows(R) NT with the result that it is "multiple user" meaning that multiple users can access the program simultaneously.

The availability of Version 4.0 will also allow the Company to convert its Menu Service Bureau to its new Windows(R) system creating significant increases in productivity from the faster program. The Company plans to make this conversion during 2001.

The Company also released a 32-bit upgrade to its existing Export/Import utility application in 2000. This utility is a companion to its core Windows(R) system that allows corporate customers to centrally create menu data bases and send (export) them to all their facility locations. Using this utility, management believes corporate clients will be able to maintain control over program functions with corporate or regional management determining what functions their facilities will be able to perform on a day to day basis and what functions will be retained by the central home office. The Company believes that through its current and upgraded Export/Import utility application, corporate clients are able to limit liability risks by having greater standardization among all of its facilities and are better equipped to provide greater quality assurance in their dietary programs. As a result, the Company believes that this Export/Import utility application will provide highly desirable dining service solutions for large chains and other corporate clients and increase the Company's penetration in that market sector. The new 32-bit Export/Import utility allows corporate/chain clients the ability to manage menu and recipe data from a centralized office and then upload this information to facilities in various different locations.

As a result of the Company's development efforts, the Company spent the sum of $178,304 and $96,088 for research and development in 2000 and 1999, respectively.

EMPLOYEES

The Company has 18 full-time employees and 2 part-time employees and retains specialists as consultants in various fields of expertise.

ENVIRONMENTAL COMPLIANCE

As a software Company, SureQuest has not had to spend any material amounts of capital or time in compliance with any federal, state or local environmental laws and is not aware of any failures in compliance.

ITEM 2.  PROPERTIES

The Company operates from a single location as its headquarters located in Dallas, Texas where it leases approximately 8,300 square feet comprising the entire one-story building located at 13606 TI Boulevard. The lease is a five-year lease, which expires May 30, 2003 with a base monthly rental of $5,436. As part of its lease obligation, the Company pays a rental fee plus all applicable property taxes. The Company's rent expense was $66,469 in 1999 and $44,176 in 2000 for this lease obligation. The Company received a property tax refund from its Lessor during the year 2000. The Company has a right of first refusal on the sale of the building.

As part of the assets of the Company, the Company owns approximately 31.83 acres of vacant farmland in rural southern Dallas County near Wilmer, Texas. The land was acquired by the Company in return for 500,000 shares of the Company's common stock. The property was appraised in 1998 at a market value of $378,903 against which the Company borrowed the sum of $125,000 from a Texas national bank using the land to secure the promissory note. As of December 31, 2000, the Company owed a balance of $100,000 on the aforementioned note. The Company currently has no plans for the farmland other than seeking a potential buyer and does not receive any material rental or material income from the land. The land is not material to the Company's operations nor does the Company currently plan to develop a real estate investment business in the future. During the year 2000, the Company determined that there was a permanent impairment in the fair market value of the property. Accordingly, the Company recognized a $101,603 unrealized loss and decreased its carrying value by that same amount.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCK HOLDERS

There were no matters submitted to stock holders during the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET AND MARKET PRICES

The principal exchange where the common stock of the Company trades is the NASDAQ OTC:BB. The high and low sales prices for each quarter during the last two years are as follows:


QUARTER ENDED                                                 HIGH     LOW
-------------                                                 -----   -----
December, 1998..............................................   0.29    0.10
March, 1999.................................................   0.13    0.08
June, 1999..................................................   0.25    0.06
September, 1999.............................................   0.37    0.11
December, 1999..............................................   0.17    0.07
March, 2000 ................................................   0.45    0.06
June, 2000 .................................................   0.37    0.13
September, 2000 ............................................   0.24    0.09
December, 2000 .............................................   0.09    0.01



The above quotations are inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company's stock trades on the NASDAQ OTC:BB market under the symbol DIET; however in April 2000 and for 2 months thereafter, the Company was delisted for noncompliance with the Securities Exchange Act of 1934 rules because of its non-reporting status. The Company's Form 10SB registration statement was duly filed with the Securities and Exchange Commission on April 5, 2000 and, receiving clearance by the Securities and Exchange Commission, the Company's stock again was listed on the OTC:BB.

HOLDERS

The number of stockholders of record of the Company's common stock, the only stock outstanding, as of December 31, 2000 was 2,025.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OR PLAN OF OPERATIONS.

BACKGROUND

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary software technology that includes both DOS and Windows based platforms, single and multi user versions as well as menu services and technical support. These product and services provide nutrition management systems and services to food service institutions in over 40 states and Canada primarily through strategic partner networks. These networks, comprising of certain of the largest food distribution and healthcare management companies in the United States and Canada, have aligned with the Company because they recognize that the Company's products and services provided to their customers are state of the art. Recognizing that there will continue to be significant opportunities in nutrition delivery systems, the Company developed during the year 2001 a strategic plan to increase revenues and become profitable by transforming the Company into a knowledge and information Company, providing electronic (internet) access to its products and services. Web-enabling the most common features of our proprietary dietary software will provide to our customers: 1) user installed and self paced instruction; 2) reduced complexity; 3) all database information and programs maintained by SureQuest Systems, Inc. and, 4) introduction of a low priced monthly service and fee arrangement. And after the completion of this electronic development phase, the Company plans to evolve as a provider of nutrition based information to the consumer. Concurrently, the Company continues to expand its present product and services delivery systems, including the introduction in 2000 of its multi-user version of its software and a low cost menu module so that its products and services will be affordable to the entire industry. To date, these newly introduced products have not had a meaningful contribution to the Company's revenues, but Management anticipates that these new products will be successful in the growth of the Company's revenues.

In order to successfully implement this strategy, the Company continues in its attempt to obtain capital financing. Presently, there are several groups that have expressed interest in investment, but have not made a financial commitment. There can be no assurance that any investment commitment or financing will be received by the Company. The Company continues to absorb expense in its investment of human resources and facilities in the event that the Company is financially able to implement its strategy. If the Company is not successful in obtaining this capital financing, the Company must reduce its operating expenses, including the severance of several key management personnel that are essential to the development of the planned strategy (but who are not essential to the Company's core operating business) and singularly focus operations on existing proven products and services. While the Company would continue to support these products and services, there would be no additional significant development or enhancement of existing products and services until such time as financial resources permit. There would be no dimunition, however, in the quality of the products and services provided.

In the event that this downsizing occurs, Management believes that ongoing recurring revenues, with the addition of modest new revenues through existing and proposed distribution channels, will be sufficient to maintain operations and achieve profitability during 2001. However, there can be no assurance that existing marketing distribution channels will be maintained or that new sales channels procured. Because the majority of Company revenues are concentrated (57.8% in the year 2000) with three distribution channels, the disruption of any one or more of these three marketing channels would have a significant adverse impact on maintaining sufficient revenues to achieve profitability and additional reductions may be necessary. These financial conditions and other uncertainties required the Company's Accountant to issue a "going concern" opinion as part of the presentation of the Company's financial statements for the year 2000.

The Company has incurred significant losses during each of the past four years, and as of December 31, 2000, has an accumulated Shareholders' deficit of approximately $6.9 million. The Company intends, if successful in procuring capital, to expend significant financial and management resources to the development and enhancement of services, on sales and marketing, and on technology and operations to support larger-scale services. This would result in additional losses and continued negative cash flow from operations projected at least through the quarter ending June 2003.

Among the Company's liabilities at December 31, 2000 and 1999 is an obligation to the Internal Revenue Service for unpaid employee payroll withholding taxes for the years 1998 and 1999 and the first quarter of 2000 in the amount of $720,975 (which amount includes all penalty and interest as of December 31, 2000). During 2000, the Company entered into a scheduled monthly payment agreement with the Internal Revenue Service that also includes the payment of certain lump sum installments during the years 2001 and 2002. The payment of these lump sum obligations is dependent upon the Company's receipt of certain scheduled lump sum license fees from its distributor marketing alliances. There can be no assurance that these payments will be received and remitted to the Internal Revenue Service. In the event of default, the Internal
Revenue Service may elect to cancel the existing agreement in place and make demand for payment of the remaining obligation. In the opinion of Management, the Company could not comply with such a demand and would have to significantly reduce services that in turn would significantly reduce revenues and impair existing marketing relationships. Therefore, in such event, it is likely the Company could not sustain operations.

Due to the Company's debt obligations and to limited capital, there can be no assurance that the Company will achieve or maintain profitability or generate sufficient cash in future periods. This future must be considered in light of the risks frequently encountered by companies having similar negative working capital and limited resource issues. To address these risks, Management must maintain sufficient liquidity to effectively manage the Company's working capital to fund operations, continue to enhance existing products and services, maintain existing and develop new marketing relationships, implement and successfully execute the business and marketing strategy, provide superior customer service, respond to competitive developments, and retain, motivate and acquire qualified personnel. There can be no assurance that we will be successful in addressing these risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast given the length of the sales cycle in the assisted living and nursing care industry due to current constrained federal and state reimbursement policies and the reliance on manual systems that may impede acceptance of the Company's products and services. Accordingly, any significant shortfall in sales or collections would have an immediate adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

TOTAL REVENUES

Revenues for the year ended December 31, 2000 was $1,579,700 which represents a 20.1% increase over revenues of $1,315,767 for the year ended December 31,1999. Dietary services and supplies revenues increased to $607,539 for the year ended December 31, 2000 from $551,032 for the year ended December 31, 1999, which represents a 10.3% increase. Software sales and rental revenues increased to $972,161 for the year ended December 31, 2000 from $764,735 for the year ended December 31, 1999, which represents a 27.1% increase.

Dietary services and supplies revenues increased $56,507 for the year ended December 31, 2000 over the prior year due to increased menu services to a food distributor relationship over the prior year. The software sales and rental revenues increase during the year ended December 31, 2000 over the prior year of $207,426 was primarily due to increased license purchases by the Company's Canadian food distributor alliance of $240,000 during 2000 which represented a $175,000 increase over their license purchases during 1999. A United States food distributor alliance also increased their license purchases during 2000 to $109,000 from $95,000 during 1999.

COST OF REVENUES

Total cost of revenues decreased to $460,338 (29.1% of revenues) for the year ended December 31, 2000, which represents a 10.3% decrease over cost of revenues of $513,016 (39.0% of revenues) for the year ended December 31, 1999. The Company's gross profit of $1,119,362 (70.9% gross profit margin) for the year ended December 31, 2000 is a 9.9% gross profit margin improvement over the gross profit of $802,751 (61.0% gross profit margin) during the year ended December 31, 1999.

Dietary services and supplies cost of revenues for the year ended December 31, 2000 of $249,533 decreased from $274,669 for the year ended December 31, 1999 which represents a 9.2% decrease. Software sales and rental cost of revenues for the year ended December 31, 2000 of $210,805 decreased 11.6% from $238,347 during the year ended December 31, 1999. The gross profit of dietary services and supplies of $358,006 and gross profit margin of 58.9% during the year ended December 31, 2000 increased from $276,363 and gross profit margin of 50.2% during the year ended December 31, 1999. The gross profit of software sales and rental of $761,356 and gross profit margin of 78.3% for the year ended December 31, 2000 increased from $526,388 and gross profit margin of 68.8% during the year ended December 31, 1999.

The dietary services and supplies cost of revenues decrease during the year ended December 31, 2000 from 1999 is primarily attributable to labor cost efficiencies that included the elimination of one employee that resulted in reduced service bureau salaries of approximately $38,000. The software sales and rental cost of revenues decrease during the year ended December 31, 2000 from 1999 is primarily attributable to the closing of the Michigan branch office during the year 1999 and the resultant elimination of two technical support personnel that continued to receive salaries for six months of 1999. The gross profit margin increased during the year ended December 31, 2000 due to the increased sales of license revenues of $190,000 over 1999 license revenues. License sales have nominal cost of sales related to these revenues because only nominal labor costs are incurred in the shipment of the dietary software.

SALES AND MARKETING EXPENSES

For the year ended December 31, 2000, sales and marketing expenses were $218,842 or 13.9% of revenue, a decrease from $243,582 or 18.5% of revenue for the year ended December 31, 1999. The net decrease in expense during the year ended December 31, 2000 is primarily due to an approximate reduction of $49,000 in travel expenses brought about by having incurred greater expenses during 1999 because of sales expansions with distributor affiliates that were completed during that year. The Company did not pursue other affiliations during the year ended December 31, 2000 that involved significant travel. In addition, there was a decrease of approximately $12,500 during 2000 because of an elimination of a Michigan based sales employee during 1999. The Company did incur during 2000 approximately $30,000 of additional outside marketing consultant's expense during 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 31, 2000, general and administrative expenses were $1,212,385 or 76.7% of revenue, a decrease from $1,383,839 or 105.2% of revenue for the year ended December 31, 1999. The Company continued to reduce its general and administrative expenses during the year 2000 as follows: 1) elimination of an officer through the resignation of the former Chairman of the Board during the 4th quarter of 1999 resulted in an approximate $100,000 decrease in compensation expense during the year 2000; 2) reduction in office personnel through the closing of the Michigan branch office during 1999 and a reduction of staff in Dallas, Texas though attrition resulted in an approximate decrease of $72,000 during the year 2000; 3) reduction of approximately $30,000 phone related expenses during the year 2000 over the year 1999 due to fewer employees and resultant fewer access lines; 4) approximate $7,000 reduction in bad debt expense during the year 2000 over the same period in 1999 due to improved credit policies and collection efforts and finally 5) $9,000 reduction in office supplies expense during the year 2000 over the same period in 1999 due to fewer employees and the elimination in 1999 of the Michigan branch office. The Company also incurred increased general and administrative expenses in the following classifications: 1) the Company engaged an in house consultant during the year 2000 to plan the development of the proposed business strategy which resulted in an approximate increase of $40,000 over the year 1999; 2) $17,000 increase in employee medical insurance due to increased rate assessments during the year 2000; 3) addition of an auto lease for the in house consultant that increased auto lease expense approximately $6,000 for the year 2000 over the year 1999; 4) increase of approximately $15,000 in outside professional services during 2000 due to the engagement of various firms to assist in the planning and development of the proposed business strategy and finally; 5) an $80,000 increase in expenditures during the year 2000 for the cost of programming to enhance the features of the Company's proprietary software, including the multi-user version.

If the Company procures capital to implement its business strategy, the Company will expend significant financial resources including increased spending for general and administrative expenses. If additional capital is not procured, the Company will remain aggressive in decreasing general and administrative expenses by eliminating primarily certain management personnel.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2000, depreciation and amortization expenses were $468,573 which is a slight decrease from $489,161 for the year ended December 31, 1999. The Company has fully amortized its DOS based proprietary software during the fourth quarter of the year 2000. Amortization expense related to this software was $137,739 for the year ended December 31, 2000.

INTEREST EXPENSE

For the year ended December 31, 2000 interest expense was $178,293 which is an increase from $165,182 for the year ended December 31, 1999. The increase during the year 2000 is primarily attributable to an interest expense of $23,666 related to the issue of convertible debentures with a conversion feature below the common share fair market value at date of grant.

TAX PENALTIES

For the year ended December 31, 2000 tax penalties was $165,195 which is an increase from $59,732 for the year ended December 31, 1999. The increase is attributable to the Company recording a provision for the tax penalties assessed by the Internal Revenue Service at December 31, 2000. The Company believes that these tax penalties may be abated but there can be no assurance of success.

LITIGATION SETTLEMENT

On June 12, 2000 the Company entered into a settlement agreement with plaintiffs that sought additional consideration from the Company as a result of the merger with Rosegold Corporation in 1996. The settlement provided for $25,000 cash and issuance of 500,000 of the Company's common shares with an estimated fair value of $85,000 for a total expense provision of $110,000.

UNREALIZED LOSS ON INVESTMENT IN LAND

For the year ended December 31,2000, the Company recorded an unrealized loss of $101,603 in the land held for investment to reflect the Company's asking sales price of the land as listed with a broker. This asking sales price is based on recommendations provided by the realtor after extensive market research.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2000 the Company's total liabilities of $2,991,048 exceed its total assets of $1,261,047. In addition, the Company's current liabilities at December 31, 2000 of $1,715,765 exceed current assets of $181,215 or a working capital deficit of $1,534,550. The Company has sustained operating losses for each of the past four years and has at December 31, 2000 an accumulated shareholders' deficit $6,856,976. The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates. In addition, the Company has a payroll tax obligation to the Internal Revenue Service of $720,975. In accordance with a settlement agreement, the Company is obligated to remit certain scheduled monthly payments and certain other lump sum payments during the years 2001 and 2002. At December 31, 2000, monthly expense and debt obligations continue to exceed monthly revenues. These liquidity issues resulted in the Company's accountants issuing a going concern opinion for the year ended December 31, 2000.

During the year 2000, the Company reduced its total liabilities from $3,371,710 at December 31, 1999 to $2,991,048 at December 31, 2000. This was
primarily due to the Company converting during the year 2000, $649,105 of debt obligations to the Company's common stock. Of this amount, $575,000 represented conversions to common stock related to terms of a Private Placement Memorandum offering issued March 8, 2000. This Private Placement Memorandum was issued in accordance with Section 504D of the United States Securities and Exchange Commission. Offsetting these debt retirements were increases to the provision for payroll tax obligations from $522,362 to $738,348 and accrued interest from $121,066 at December 31, 1999 to $191,445 at December 31, 2000, primarily related to notes payable to officers, shareholders and affiliates.

The Company's net cash used in operating activities improved during the year 2000 to $102,136 from $417,061 during 1999. The Company's net loss from operations during 2000 improved to a net loss of $1,364,379 from $1,577,767 during 1999. Of this loss during 2000, non cash items charged to operations included depreciation and amortization of $468,573 ($489,151 during 1999), unrealized loss on land held for sale during 2000 of $101,603 ($0 during 1999), common stock issued for services of $211,648 during 2000 ($100,000 during 1999), and common stock issued for litigation settlement of $85,000 during 2000 ($0 during 1999). Cash flows from investing activities was immaterial during the years 2000 and 1999 due to the Company's negative working capital respective positions during both years. Cash provided from financing activities decreased to $113,678 during the year 2000 from $374,567 during 1999. During 2000, advances from officers decreased $41,666 from the prior year while during 1999, officer advances was a net increase of $303,301. Proceeds from long term debt also increased $10,000 during 2000 while proceeds increased $80,235 during 1999. In addition, payments of long term debt increased $115,785 during 2000 from $63,578 during 1999. Payments of long term advances - officers were $56,062 during the year 2000 and $0 during the year 1999. Proceeds from common stock subscribed and sale of common stock increased $156,000 during the year 2000 compared to $75,000 during 1999.

The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates and the Company's ability to sustain operations and meet its debt obligations is dependent upon additional investment capital. The Company has a severe negative working capital position and limited cash and credit available and may not be able to obtain additional financing or establish lines of credit. Additional shareholder, officer and affiliates debt financing also may not be available. The Company is also substantially dependent on alliances with three major food distributors and the termination of any one of these relationships would have a substantial immediate effect on the Company's business.

Management does believe that the Company can sustain operations by reducing expenses. However, the risks assumed are such that the Company may not be able to improve its negative working capital without additional financing.

ITEM 7.  FINANCIAL STATEMENTS (See Attached)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's Executive Officers and Directors are as follows:

C. Scott Sykes, Jr. 61, Chairman of the Board and President, has over 30 years experience in the health care industry. Mr. Sykes became associated with the Company when, in January 1998, he bought a controlling interest in the Company from the two co-founders. From 1994 until 2001, Mr. Sykes has operated a closely held marketing company and from 1994 until 1999, Mr. Sykes was "of counsel" to the Chicago law firm of Gardner Carton and Douglas. From 1989 to 1994, Mr. Sykes was Senior Vice President and General Counsel of VHA, Inc., Irving, Texas, one of the country's largest healthcare organizations. Mr. Sykes graduated from The University of Virginia in 1962 with a B.A. and from that same University in 1965 with a LLB degree. Mr. Sykes is the largest shareholder in SureQuest Systems, Inc.

John Nicholson 52, Senior Vice President, is responsible for the Institutional Dietary Services business. Mr. Nicholson assumed a marketing consulting position with the Company in June 1998, when the Company acquired the assets and liabilities of Positive Input, Inc., a Michigan Company. Mr. Nicholson was Director of Business Development for Positive Input, Inc. from June 1994 until June 1998. He was primarily involved with marketing and sales responsibilities at Positive Input and for negotiating all contracts with major clients. From January 1992 until June 1994, Mr. Nicholson was Vice President of Ambassador Mortgage, Inc., a Virginia Company, involved with all aspects of retail mortgage financing. From July 1977 until December 1991, Mr. Nicholson was with Vansco Industries, Inc. a Virginia Corporation, engaged in manufacturing metal fabricated products. Mr. Nicholson served as President of Vansco Industries, Inc. from 1986 until his departure in 1991. Mr. Nicholson studied marketing and business administration while he attended colleges in Maryland and Arizona after serving in the US Army.

Stan Janczyk 54, Senior Vice President, Chief Financial Officer and Treasurer, was appointed Chief Financial Officer of the Company in March 2000. Prior to this office, he maintained a financial consulting and tax practice, including serving as a consulting Chief Financial Officer to the Company from 1998 to March 2000. He is President of a closely held marketing company in Dallas, Texas, serving in that capacity from 1995 to 2000. From 1993 to 1995, he served as President of International Insurance Services, a multi-state insurance brokerage company in Dallas, Texas. From 1990 to 1993, Mr. Janczyk served as a financial consultant, specializing in the insurance industry. From 1980 to 1989, he was involved as a financial officer in the life and health insurance industry. He received his Certified Public Accountant certificate in Illinois in 1976, having served as manager with the firm of Grant Thornton in Chicago, Illinois and Oklahoma City, Oklahoma from 1974 to 1979. He graduated from Indiana University in 1974, receiving a B.S. in Business.

Alma Sudderth 45, Director, began her term as a Director in 1991. Ms. Sudderth was one of the co-founders of the Company. She has been employed by the Company since 1989 and served as a vice president until January 1998 when Mrs. Sudderth was named President of the SureQuest Systems Inc., a Texas corporation and predecessor to the Company. From January 2000 to the present, Ms. Sudderth serves as an Industry Market Leader for the Company, and is responsible for several of the Company's significant strategic alliances. From February 1989 until January 1998, Ms. Sudderth was an Executive Vice-President of the Company. Ms. Sudderth is a Registered Dietitian. She was graduated from the University of Tennessee in 1977 with a BS majoring in Dietetics and in 1978 with a Masters of Science, majoring in Food Science.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to certain executive officers of the registrant for the three years ended December 31, 2000. Directors are not paid or reimbursed for attending meetings, other than out of pocket travel costs.

                           SUMMARY COMPENSATION TABLE


                                                                               LONG TERM
                                                                              COMPENSATION
                                                                 ANNUAL          AWARDS
                                                              COMPENSATION    ------------
                                                              -------------    NUMBER OF     ALL OTHER (2)
NAME AND PRINCIPAL POSITION                                   YEAR   SALARY     OPTIONS      COMPENSATION
---------------------------                                   ----   ------   ------------   -------------
C. Scott Sykes, Jr.,                                          2000    $ 0           0           $100,000
  Chairman and President                                      1999      0           0            100,000
                                                              1998      0           0            100,000

(1) There are no other Directors or Officers who receive more than $100,000 in compensation.

(2) The $100,000 annual compensation which was approved by the Company's stockholders for Mr. Sykes has not been paid to Mr. Sykes and is reflected in the Company's financial statements as deferred compensation. The Company will continue to carry these amounts as deferred compensation until it is paid to Mr. Sykes or Mr. Sykes exercises his conversion option explained below. The stockholders of the Company approved an annual salary of $100,000 for Mr. Sykes, which he is permitted to convert into common stock of the Company at a conversion price equal to the closing price of the stock at the last business day of the year in which the salary was due. This arrangement will continue until the Company has sufficient working capital to pay the salary in cash.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THE COMPANY


BENEFICIAL OWNER                                             NUMBER OF SHARES OWNED   % OUTSTANDING
----------------                                             ----------------------   -------------
C. Scott Sykes, Jr.(2).....................................         8,482,849             26.2%
Charles S. Sykes Irrevocable Trust(2)......................           550,000              1.7%
Alma Sudderth(3)...........................................           538,550              1.6%
John Nicholson.............................................           345,000              1.0%
Stan Janczyk...............................................           458,824              1.6%
                                                                   ----------           -------
          TOTAL............................................        10,375,223             32.1%

---------------

(1) As of December 31, 2000, there were 32,407,257 shares of the Company's common stock outstanding.

(2) Mr. Sykes owns directly 660,000 shares of the Company's common stock and indirectly 7,822,849 shares through VIG Holdings, LLC, a limited liability company, which as sole member, he beneficially controls. The Charles S. Sykes Irrevocable Trust was initiated by Mr. Sykes' father's Trust and is controlled by his mother, Kate F. Sykes, as trustee. Mr. Sykes has entered into agreements with existing shareholders to acquire a total of an additional 2,067,215 shares of the Company's stock. In addition, Mr. Sykes may convert all or a portion of deferred compensation ($304,882 at December 31, 2000) to the Company's common stock based on a formula approved by shareholders. At December 31, 2000, Mr. Sykes was eligible to convert this deferred compensation obligation to 7,076,444 of the Company's common shares.

(3) Number of shares reflects those owned directly by Ms. Sudderth and by all immediate family members.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTIES

Beginning in February 1998, through a series of advances from Mr. C. Scott Sykes, Jr. or from VIG Holdings, LLC (a limited liability company whose sole member is C. Scott Sykes, Jr.), the Company borrowed certain sums. During the year 2000, Mr. Sykes transferred certain obligations owed to him or affiliates by the Company to a former officer/Chairman of the Board of the Company. These obligations were then converted to the Company's common stock issued through a with a private placement memorandum dated March 8, 2000 as authorized by
Section 504D of the Securities and Exchange Commission.

In June 1998 the Charles S. Sykes Irrevocable Trust loaned to the Company the sum of $500,000. The Trust was given a secured promissory note for simple interest at the rate of ten percent (10%) per annum with the principal and all accrued interest due at maturity on January 1, 2001. The whole amount of the note is secured by the tangible and intangible personal property of the Company. The Trust agreed to extend the maturity of the note to January 1, 2001.

Also in September 1998, C. Scott Sykes, Jr. in order to reduce the cash flow requirements of the Company, personally guaranteed certain indebtedness in the sum of $93,056 owed to Ms. Dianne Lindahl, a Company employee. As of December 31, 2000 the balance of the indebtedness was $86,179.

During the year 2000, an officer of the Company assigned an automobile lease to the Company for use by a Company employee. The Company incurred $5,187 expense related to this lease. The lease terminates March 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          None

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on this Form 10KSB and authorize this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, State of Texas on April 16, 2001.

SureQuest Systems, Inc., a Nevada Corporation

                               (Registrant)

Date April 16, 2001            By             /s/ C. SCOTT SYKES, JR.
                                  ----------------------------------------------
                                           C. Scott Sykes, Jr. President

                               By            /s/ Stan Janczyk
                                  ----------------------------------------------
                                               Stan Janczyk, CFO


---------------
(1) Print the name and title of the signing officer under his or her signature.

                     SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   FOR YEARS ENDED DECEMBER 31, 2000 and 1999

                                TABLE OF CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..............................................F-2

FINANCIAL STATEMENTS

      Consolidated Balance Sheets...............................................................F-3

      Consolidated Statements of Operations.....................................................F-5

      Consolidated Statement of Changes in Shareholders' Deficit................................F-6

      Consolidated Statements of Cash Flows.....................................................F-7

      Notes to Consolidated Financial Statements................................................F-9


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SureQuest Systems, Inc.

We have audited the accompanying consolidated balance sheets of SureQuest Systems, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SureQuest Systems, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note 3, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses of $1,364,379 and $1,557,767 for the years ended December 31, 2000 and 1999, respectively. Additionally, at December 31, 2000, the Company's current liabilities exceeded its current assets by $1,534,530 and its total liabilities exceeded its total assets by $1,730,001. At December 31, 2000, total liabilities include $738,348 of payroll tax obligations and related penalties and interest relating to 1998 and 1999 and the first quarter of 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. Management's plans as they relate to these issues are also explained in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     KING GRIFFIN & ADAMSON P.C.



Dallas, Texas
March 30, 2001

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                              DECEMBER 31,     DECEMBER 31,
                                                                 2000             1999
                                                              -----------      -----------
CURRENT ASSETS
     Cash and cash equivalents                                $     3,744      $     3,795
     Note receivable                                                2,500            5,700
     Accounts receivable - trade, less allowance
        for doubtful accounts of $32,486 and
        $54,218 at December 31, 2000 and 1999,
        respectively                                              165,842           71,704
     Prepaid expenses and other current assets                      9,129           29,256
                                                              -----------      -----------
        Total current assets                                      181,215          110,455

PROPERTY AND EQUIPMENT
     Office furniture and fixtures                                 13,871           13,871
     Computer equipment                                           173,297          166,488
     Office and other equipment                                    28,675           28,257
     Automobile                                                        --           23,500
     Leasehold improvements                                        62,357           60,491
                                                              -----------      -----------
                                                                  278,200          292,607
     Less: accumulated depreciation and amortization             (205,126)        (191,377)
                                                              -----------      -----------
        Net property and equipment                                 73,074          101,230

OTHER ASSETS

     Land held for sale                                           277,300          378,903
     Capitalized software development costs, net of
        accumulated amortization of $1,320,324 and
        $889,000 at December 31, 2000 and 1999
        respectively                                              721,731        1,153,055
     Other                                                          7,727           16,012
                                                              -----------      -----------
        Total other assets                                      1,006,758        1,547,970
                                                              -----------      -----------

TOTAL ASSETS                                                  $ 1,261,047      $ 1,759,655
                                                              ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND SHAREHOLDERS' DEFICIT



                                                          DECEMBER 31,     DECEMBER 31,
                                                             2000             1999
                                                          -----------      -----------
CURRENT LIABILITIES
     Current portion of convertible debentures            $    15,898      $    52,000
     Current portion of notes payable to officers,
        shareholders and affiliates                           124,796          138,973
     Current portion of long-term debt and credit lines       169,052          299,606
     Accounts payable - trade                                 366,249          287,922
     Payroll tax obligations                                  738,348          522,362
     Accrued expenses                                          87,406          122,735
     Accrued interest                                         191,445          121,066
     Advances from officers and affiliates                     22,571           64,237
                                                          -----------      -----------
        Total current liabilities                           1,715,765        1,608,901

CONVERTIBLE DEBENTURES-net of current portion                 107,405               --
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
     AND AFFILIATES, net of current portion                   823,792          819,727
LONG-TERM DEBT, net of current portion                         39,204          108,539
LONG-TERM ADVANCES FROM OFFICERS                                   --          437,372
DEFERRED COMPENSATION                                         304,882          397,171
                                                          -----------      -----------
        Total liabilities                                   2,991,048        3,371,710

COMMITMENTS AND CONTINGENCIES (Notes 3 and 14)                     --               --

SHAREHOLDERS' DEFICIT
     Preferred Stock - $.001 par value, 1,000,000 shares
        authorized, none issued and outstanding                    --               --
     Common Stock - $.001 par value, 50,000,000 shares
        authorized, 32,407,257 and 27,196,362
        issued and outstanding at December 31, 2000
        and 1999, respectively                                 32,407           27,196
     Common stock subscriptions receivable                         --         (180,000)
     Additional paid-in capital                             5,094,568        4,033,346
     Accumulated deficit                                   (6,856,976)      (5,492,597)
                                                          -----------      -----------
        Total shareholders' deficit                        (1,730,001)      (1,612,055)
                                                          -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $ 1,261,047      $ 1,759,655
                                                          ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     YEAR ENDED        YEAR ENDED
                                                    DECEMBER 31,      DECEMBER 31,
                                                        2000              1999
                                                    ------------      ------------
Revenues
     Dietary services and supplies                  $    607,539      $    551,032
     Software sales and rental                           972,161           764,735
                                                    ------------      ------------
     Total Revenues                                    1,579,700         1,315,767

Cost of revenues
     Dietary services and supplies                       249,533           274,669
     Software sales and rental                           210,805           238,347
                                                    ------------      ------------
     Total cost of revenues                              460,338           513,016
                                                    ------------      ------------
Gross profit                                           1,119,362           802,751

Operating expenses
     Sales and marketing                                 218,842           243,582
     General and administrative                        1,212,385         1,383,839
     Depreciation and amortization                       468,573           489,171
                                                    ------------      ------------
     Total operating expenses                          1,899,800         2,116,592
                                                    ------------      ------------

Loss from operations                                    (780,438)       (1,313,841)

Other income (expense)
     Interest expense                                   (178,293)         (165,182)
     Tax penalties                                      (165,195)          (59,732)
     Litigation settlement                              (110,000)               --
     Unrealized loss on land held for sale              (101,603)               --
     Other, net                                          (28,850)          (39,012)
                                                    ------------      ------------
     Total other expense, net                           (583,941)         (263,926)
                                                    ------------      ------------
Net loss before income tax provision                  (1,364,379)       (1,577,767)

     Income tax provision                                     --                --
                                                    ------------      ------------
Net loss                                            $ (1,364,379)     $ (1,577,767)
                                                    ============      ============

Basic and diluted net loss per weighted average
share of common stock outstanding                   $      (0.04)     $      (0.06)
                                                    ============      ============

Weighted average number of shares of basic
and diluted common stock outstanding                  30,929,986        26,670,670
                                                    ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             SUREQUEST SYSTEMS, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                      Number            Common      Common Stock    Additional                       Total
                                    of Issued           Stock      Subscriptions     Paid-In      Accumulated     Shareholders'
                                      Shares            Amount       Receivable      Capital        Deficit         Deficit
                                    ----------          ------     -------------    ----------    -----------     -------------
Balance at January 1, 1999          26,342,160    $     26,342      $(255,000)     $3,901,950    $(3,914,830)     $  (241,538)

Common stock issued as pay-
   ment for consulting services
   and compensation                    685,000             685             --          99,315             --          100,000
Convertible debentures
   converted to common stock           169,202             169             --          16,751             --           16,920
Cash received on common stock
   subscriptions receivable                 --              --         75,000              --             --           75,000
Common stock options issued
   with convertible debentures              --              --             --          15,330             --           15,330
Net Loss for year                           --              --             --              --     (1,577,767)      (1,577,767)
                                    ------------   ------------     ---------      ----------    -----------      -----------
Balance at December 31, 1999        27,196,362          27,196       (180,000)      4,033,346     (5,492,597)      (1,612,055)


Common stock issued for cash           883,333             883             --          55,117                          56,000
Long-term debt and advances
   from officers converted to
   common stock                      2,276,662           2,277             --         655,612             --          657,889
Common stock issued as payment
   for consulting services           1,187,264           1,187             --         200,461             --          201,648
Common stock options issued to
   consultants                              --              --             --          12,230             --           12,230
Convertible debentures
   converted to common stock           363,636             364             --         109,636             --          110,000
Common stock issued to settle
   litigation                          500,000             500             --          84,500             --           85,000
Convertible debentures issued
   with a beneficial conversion
   feature                                  --              --             --          23,666             --           23,666
Cash received on common stock
   subscriptions receivable                 --              --        100,000              --             --          100,000
Write off of subscriptions
   receivable                               --              --         80,000         (80,000)            --               --
Net loss for year                           --              --             --              --     (1,364,379)      (1,364,379)
                                  ------------    ------------      ---------      ----------    -----------      -----------
Balance at December 31, 2000        32,407,257    $     32,407      $      --      $5,094,568    $(6,856,976)     $(1,730,001)
                                  ============    ============      =========      ==========    ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  YEAR           YEAR
                                                                 ENDED           ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $(1,364,379)    $(1,577,767)
Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                             468,573         489,171
        Unrealized loss on land for sale                          101,603              --
        Write off of note receivable                                5,700              --
        Provision for bad debt                                    (21,732)         32,218
        Loss on disposal of equipment                                  --           1,966
        Common stock options issued for services
          and in conjunction with debt                             12,230          15,330
        Convertible debentures issues with a
          beneficial conversion feature                            23,666              --
        Common stock issued for services                          211,648         100,000
        Common stock issued for litigation settlement              85,000              --
     (Increase) decrease in
        Accounts receivable - trade                               (72,406)        (23,807)
        Prepaid expenses and other current assets                  10,313         (22,804)
        Other assets                                                8,285            (587)
     Increase (decrease) in
        Accounts payable - trade                                   78,327           9,326
        Payroll tax obligations                                   215,986         287,921
        Accrued expenses                                          (35,329)         22,917
        Accrued interest                                           70,379          70,484
        Deferred compensation                                     100,000         178,571
                                                               ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                            (102,136)       (417,061)

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in note receivable                              (2,500)             --
        Proceeds from the sale of property and equipment               --           1,900
        Purchases of property and equipment                        (9,093)        (26,995)
                                                               ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                             (11,593)        (25,095)

CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in advances from
           officers and affiliates                                (41,666)        303,301
        Proceeds from convertible debentures                      171,303          19,420
        Proceeds from notes payable to
           officers, shareholders and affiliates                   17,500              --
        Payment on notes payable to officers, shareholders
           and affiliates                                         (27,612)        (39,811)
        Proceeds from credit lines and long-term debt              10,000          80,235
        Payment on credit lines and long-term debt               (115,785)        (63,578)
        Proceeds from common stock subscribed                     100,000          75,000
        Proceeds from sale of common stock                         56,000              --
        Payments on long term advances from officers              (56,062)             --
                                                               ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         113,678         374,567
                                                               ----------      ----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                 (51)        (67,589)

Cash and cash equivalents at beginning of year                      3,795          71,384
                                                               ----------      ----------

Cash and cash equivalents at end of year                       $    3,744      $    3,795
                                                               ==========      ==========

SUPPLEMENTAL DISCLOSURES OF INTEREST
     AND INCOME TAXES PAID

        Interest paid on borrowings                            $   61,000      $   77,000
                                                               ==========      ==========

        Income taxes paid                                      $       --      $       --
                                                               ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                               YEAR           YEAR
                                                                              ENDED           ENDED
                                                                           DECEMBER 31,    DECEMBER 31,
                                                                               2000            1999
                                                                           -----------     -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES

        Issuance of common stock for conversion of debentures              $   100,000              --
                                                                           ===========     ===========
        Issuance of common stock for conversion of long-term debt
         and advances from officers                                        $   657,889     $    16,920
                                                                           ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2000 AND 1999


NOTE 1 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc. (formerly Rosegold Corporation), is a publicly traded company, and was incorporated under the laws of the State of Nevada on August 19, 1941. SureQuest Systems, Inc. is in the business of providing dietary services, supplies and private consulting, and developing and selling dietary proprietary management software products. Primary customers include hospitals, nursing homes and assisted living facilities in the United States and Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of SureQuest Systems, Inc. and its wholly-owned subsidiaries, collectively referred to as "the Company". All significant intercompany transactions have been eliminated.

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable and Revenue Recognition

The Company's revenue recognition policies are consistent with the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2, software revenue recognition, and SOP 98-9 which is a modification of SOP 97-2. Revenue is recognized at the time services are performed or goods are shipped, except for revenue from software licenses purchased by "private label" distributors, which is recognized when payment is received. Certain of the Company's customers operate under the terms of thirty day open ended rental agreements cancelable by either party with thirty days notice. In the normal course of business, the Company extends unsecured credit to virtually all of its rental and menu form customers. The Company provides for an allowance for bad debt for those accounts considered doubtful of collection.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful life (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the remaining estimated useful life of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred. Depreciation expense for the years ended December 31, 2000 and 1999 was $24,705 and $40,943, respectively. Leasehold improvements are capitalized and amortized over the shorter of the life of the improvement or the remaining life of the lease. Amortization expense for the years ended December 31, 2000 and 1999 related to leasehold improvements is $12,544 and $11,382, respectively.

Capitalized Software Costs

The Company classifies the costs of planning, designing and establishing the technological feasibility of a computer software product as research and development costs and charges these costs to expense when incurred. After technological feasibility has been established, that is the Company has a working model in use, costs of producing a marketable product and product masters are capitalized and amortized on a product-by-product basis using the straight-line method over the estimated life of the product (5 years). Quarterly, the Company evaluates the recoverability of the carrying value of the capitalized software costs by comparing the unamortized capitalized costs to the net realizable value, as determined by an undiscounted cash flow analysis. The amount by which the carrying value exceeds the net realizable value, if any, is written off. Cost of maintenance and customer support is charged to expense as incurred.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. During the year 2000, the Company has determined that there was a permanent decline in the carrying value of the land held for sale. Accordingly, the Company recognized a $101,603 unrealized loss in the Consolidated Statement of Operations for the year ended December 31, 2000 to reflect the land's revised fair market value of $277,300 (the current listing price less commissions), at December 31, 2000.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from the estimates that were used.

Loss Per Share

Basic loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the diluted loss per share for 2000 and 1999 as they are antidilutive.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

Reclassifications

Certain 1999 amounts have been reclassified to conform with 2000 presentation.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,364,379 and $1,577,767 during the years ended December 31, 2000 and 1999, respectively. Cash used by operating activities for the same periods aggregated $102,136 and $417,061 respectively. Current liabilities at December 31, 2000 of $1,715,765 exceed current assets of $181,215. Total liabilities at December 31, 2000 of $2,991,048 exceed total assets of $1,261,047. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of common stock and debt financing. There can be no degree of assurance given that the Company will be successful in completing additional financing transactions.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2000 AND 1999


NOTE 3 - GOING CONCERN - Continued

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - CAPITALIZED SOFTWARE COSTS

The Company has two software packages, a DOS based package which was developed internally, and a Windows based package which was purchased during 1998. The DOS package is primarily targeted to customers interested in more simple dietary applications and prefer monthly rental agreement payment terms. The Windows based package offers single and multi user versions and is primarily the product of choice for the Company's distributor alliances. Amortization expense related to its DOS package is $137,739 for each of the years 2000 and 1999 and is fully amortized at December 31, 2000. Amortization expense related to the Windows package is $293,585 for each of the years 2000 and 1999.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 5 - CONVERTIBLE DEBENTURES


                                                                                        2000           1999
                                                                                     ----------     ----------

$123,303 unsecured debentures were issued during 2000 that included consideration of $70,000 cash and consolidation of $45,000 of debenture principal outstanding at December 31, 1999 and capitalization of $8,303 accrued interest at January 11, 2000. $7,000 of principal was retired during the year
2000. During 1999, $17,500 principal was converted to common stock. Original terms of the debenture outstanding at December 31, 2000 included simple interest at 11% with principal and accrued interest payable at maturity January
10, 2001. The debentures maturity and accrued interest were extended at January
11, 2001 with payment of $2,500 accrued interest due March 20, 2001 and monthly principal and interest payments of $2,983 to begin April 20, 2001 for a period of 60 months. In addition, holder has been granted warrants to acquire approximately 1,050,000 shares of Company's common stock ranging from $.08 per
share to $.15 per share. These warrants expire January 20, 2003.                     $  123,303     $   52,000
                                                                                     ==========     ==========

Total convertible debentures                                                         $  123,303     $   52,000

Less current maturities                                                                  15,898         52,000
                                                                                     ==========     ==========
Long term obligation-convertible debentures                                          $  107,405     $       --
                                                                                     ==========     ==========


   Principle maturities of convertible debentures are as follows at December 31, 2000


   Year
    2001         $  15,898
    2002            23,386
    2003            25,854
    2004            28,302
    2005            29,863
                 =========
                 $ 123,303
                 =========


NOTE 6 - NOTES PAYABLE TO OFFICERS, SHAREHOLDERS & AFFILIATES

                                                                                        2000           1999
                                                                                     ----------     ----------
$100,000 unsecured promissory note payable to shareholder affiliate;
interest at 10% per annum; monthly principle and interest of $965;
remaining principal balance of $96,517 due April 2002                                $   98,915     $  100,000

$10,000 unsecured promissory note payable to shareholder affiliate; interest
payable semi-annually at 8% per annum; principal payable on demand                       10,000         10,000

Unsecured demand promissory note payable to a shareholder; interest payable at
10% per annum; monthly principal and interest installments of $2,761 beginning
May 2000                                                                                 18,045         15,800


                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 6 - NOTES PAYABLE TO OFFICERS, SHAREHOLDERS & AFFILIATES - Continued

                                                                                       2000         1999
                                                                                     --------     --------

Unsecured promissory note to affiliate; interest at 10%; monthly installment of
principal and interest of $806; matures May 2002                                       12,737       20,705

Promissory note to shareholder affiliate; interest at 10% with total accrued interest and principal payable at maturity January 2001; security interest in all assets of the Company subordinated to certain banks and shareholders holding prioritized liens; shareholder affiliate has verbal agreement not to demand
redemption during the year 2001.                                                      500,000      500,000

Promissory note to shareholder; 100,000 shares of Company stock held in escrow as security; 10% interest with accrued interest and principal payable on demand;
shareholder has verbal agreement with Company not to demand payment during
the year 2001                                                                         222,711      220,811

Promissory note to shareholder with personal guaranty by Company officer;
secured by software source code and subordinated lien on land; interest at 7.5%
monthly; interest and principal payments of $995; balloon payment at maturity,
September 10, 2001                                                                     86,180       91,384
                                                                                     --------     --------
Total notes payable to officers, shareholders and affiliates                          948,588      958,700

Less current portion                                                                  124,796      138,973
                                                                                     --------     --------

Long-term portion                                                                    $823,792     $819,727
                                                                                     ========     ========


Principal maturities of notes payable to officers, shareholders, and affiliates are as follows at December 31, 2000:


         Year
         2001                $  124,796
         2002                   823,792
                             ----------
         TOTAL               $  948,588
                             ==========



NOTE 7 - CREDIT LINES AND LONG-TERM DEBT



                                                                                      2000         1999
                                                                                    --------     --------
$21,300 revolving credit line with bank secured by personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding principal;
interest at 24.98% per annum                                                        $ 17,697     $ 19,048

Revolving credit line with bank secured by the personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding principal;
interest at 20.24% per annum                                                           7,098        7,395

Revolving credit line with bank secured by the personal guarantee of an
affiliate; interest at 27.59% per annum                                                2,204        3,873

Revolving credit line with bank secured by the personal guarantee of an
affiliate; interest at 27.07% per annum                                                   --        1,258

Promissory note to a bank; secured by land held for sale; quarterly
payments of interest only at 10.0% per annum; matures June, 2001                     100,000      112,500

Extended payment terms from two suppliers in the form of unsecured promissory
notes; matured June 2000.                                                                 --       60,235




                                                                                       2000         1999
                                                                                     -------      -------
Note payable to a bank; collateralized by the Company's receivables, inventory and equipment; interest at prime plus 2.75% (12.25% at December 31,
2000); payable in monthly installments of principal and interest of $887;
matures September 2001                                                                 7,540      16,746

Note payable to a bank; collateralized by the Company's receivables, inventory and equipment; interest at prime plus 2.75% (12.25% at December 31, 2000); payable
in monthly installments of principal and interest of $878; matures May 2003           21,951      29,302

Note payable to a bank; matured January 2000                                              --         495

Note payable to bank; unsecured; interest at 10% per annum; payable in monthly
installments of principal and interest of $810; matures November 2003                 26,071      32,715

Note payable to finance company; secured by equipment; interest at 25.45% per annum; payable in monthly installments of principal and interest of $171;
matures August 2002                                                                    3,713       4,406

Unsecured promissory note to third party; interest at 8% per annum; payable in monthly installments of principal and interest of $5,562; converted to Company's
Common Stock March 2000                                                                   --      84,139

Unsecured promissory note to office lessee for purpose of leasehold improvements; interest at 11% per annum; payable in monthly installments of
principal and interest of $484; matures September 2003                                11,982      16,033


                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - CREDIT LINES AND LONG-TERM DEBT - CONTINUED



                                                                                        2000           1999
                                                                                     ----------     ----------
Promissory note; secured by principal of the Company; interest rate of 10%;
interest payments due monthly; converted to 66,666 shares of common stock
during April 2000                                                                            --         20,000

Unsecured promissory note; 10% interest only payable April 2001; all outstanding
principal and interest due October 2001                                                  10,000             --
                                                                                     ----------     ----------
Total credit lines and long-term debt                                                   208,256        408,145

Less current portion                                                                    169,052        299,606
                                                                                     ----------     ----------

Long-term portion                                                                    $   39,204     $  108,539
                                                                                     ==========     ==========


Principal maturities of credit lines and long-term debt are as follows at December 31, 2000:




    Year
    2001         $ 169,052
    2002            25,419
    2003            13,785
                 ---------
                 $ 208,256
                 =========


NOTE 8 - LONG-TERM ADVANCES FROM OFFICERS

Advances from officers of the Company are non-interest bearing. On May 24, 2000, the Company's Chairman and President conveyed to a Company shareholder/former officer $430,000 of Company obligations owed to the Company's Chairman and President in exchange for certain personal indebtedness owed by the Company's Chairman/President to the shareholder/former officer. As part of the agreement, the former officer assuming the Company's obligations agreed to convert the entire amount of obligations to $430,000 of Convertible Subordinated Debentures pursuant to the Company's Private Placement Memorandum dated March 8, 2000 and concurrently converted these debentures to 1,433,330 shares of the Company's common stock. The conversion rate applied of $.30 per share is stipulated in the Private Placement Memorandum.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 9 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer, not yet paid. This amount is convertible into common stock of the Company determined on the last business day of each respective year. The amounts are cumulatively convertible. At December 31, 2000 and 1999, the officer could have elected to convert the deferred compensation obligation outstanding to 7,076,444 and 3,546,361 shares, respectively.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosure About Fair
Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate.
At December 31, 2000 and 1999 the carrying value all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature. Convertible debentures, credit lines, notes payable and long-term debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms.

NOTE 11 - COMMON STOCK SUBSCRIPTIONS RECEIVABLE

On September 17, 1998 the Company issued 1,400,000 shares of Company common stock to an unrelated third party at $0.16 per share under terms of a promissory note agreed to in principle in 1998 and formally executed June 17, 1999. Under terms of this note, the buyer agreed to remit to the Company $255,000 in 3 equal installments of $85,000 on June 24, July 23 and August 24, 1999, respectively. In addition, the note provides for an interest payment calculated at 8% per annum, calculated on the value of the shares within a definable period. The buyer had an option to redeem the obligation by returning the stock at any time to the Company for the outstanding subscribed balance owed to the Company. During the year ended December 31, 1999, the buyer remitted to Company $75,000 of the obligation. At March 22, 2000, the Company agreed to accept a total of $100,000 in 3 installments as settlement of the remaining obligation which was received during 2000.

                     SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 12 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000. As of January 12, 2001, the Department of Treasury notified the Company that the total obligation due as of that date is $720,975, which includes penalties and interest. The Company has recorded the $720,975 obligation at December 31, 2000. Prior to this notice, the Company entered into a settlement agreement with the Department of Treasury that provides for installment payments to the Internal Revenue Service as follows: $5,000 per month for the year 2001, increasing to $20,000 per month for 2002 and $25,000 per month for 2003. In addition, the Company is obligated to remit eight lump sum installment payments that range from $40,000 to $100,000 for the period May 15, 2001 to December 01, 2002. The Company is also obligated to remit $100,000 from the proceeds of a sale of its land held for investment. The Internal Revenue Service has recorded liens on all assets of the Company. The Company is current with its ongoing payroll tax deposits and installment payments required under this agreement.

NOTE 13 - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2000 and 1999 consist of the following:


                                                     2000               1999
                                                  -----------       -----------
Current deferred tax asset                        $    11,045       $    18,434
Non-current deferred tax asset                      1,330,660         1,136,826
Valuation allowance                                (1,341,705)       (1,155,260)
                                                  -----------       -----------
Net deferred tax asset                            $       -0-       $       -0-
                                                  ===========       ===========

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 13 - INCOME TAXES - CONTINUED

The current deferred tax asset results from the allowance for doubtful accounts. The non-current deferred tax asset results from the unrealized loss on land held for sale, the deferred compensation and the net tax operating loss carry forward of approximately $3,526,000 at December 31, 2000 which begins to expire in 2012. At December 31, 2000 and 1999 the net deferred tax asset has a 100% valuation allowance due to the uncertainty of the Company generating future taxable income.

The Company's income tax benefit for the years ended December 31, 2000 and 1999 differed from the statutory federal rate of 34% as follows:


                                                          2000           1999
                                                       ---------      ---------
Statutory rate applied to loss before
         income taxes                                  $(463,889)     $(536,441)
Increase in income taxes resulting from amounts
         not deductible for income tax purposes          169,458         28,582
Change in previous years estimate                        107,986             --
Increase in valuation allowance                          186,445        507,859
                                                       ---------      ---------
Income tax benefit                                     $      --      $      --
                                                       =========      =========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has operating leases for its office facilities, automobiles, and certain equipment. Rental expense for operating leases was $86,449 and $111,630 for 2000 and 1999, respectively. Future minimum rental commitments under non cancelable leases are as follows:


    Year ended
    December 31,                                         Amount
-------------------                                    ---------
       2001                                             $  93,431
       2002                                                80,787
       2003                                                30,484
       2004                                                 3,304
       2005                                                   430
                                                        ---------
                                                        $ 208,436
                                                        =========

In March 2000, a promissory note to a third party was converted to the Company's common stock. Terms of the conversion provide that the Company guarantees that the Company shares conveyed will have a minimum per share value of $.20 per share at March 8, 2001 or the Company will issue additional common shares in order that the total number of shares conveyed at inception of this agreement and the additional shares obligated to be issued at March 8, 2001 at the closing share price on that date will equal $66,667. Accordingly as the Company's share price at March 8, 2001 was $0.31, the Company has an obligation to issue an additional 1,817,215 shares.

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matter(s) if any, will not have a material adverse impairment on the Company's financial position or its results of operations.

NOTE 15 - SIGNIFICANT DISTRIBUTORS

During 2000 and 1999 approximately 58% and 46%, respectively, of total revenues are attributable to three distributors that represent the Company through private label software products and menu services for the respective years. During 1999 the three distributors accounted for 21%, 19% and 6%, respectively, as continued of the Company's total revenues. During 2000 the three distributors accounted for 18%, 19% and 21%, respectively of the Company's total revenues.

                       SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 2000 AND 1999

NOTE 16 - STOCK OPTIONS

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for all options granted to employees. Had compensation cost for the Company's stock based compensation Plans been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                             Years ended December 31,
                                                         2000                         1999
                                                     ------------                  ------------
      Net loss                  As reported          $ (1,364,379)                 $ (1,577,767)
                                Pro forma            $ (1,364,379)                 $ (1,581,888)

      Net loss per share        As reported                $ (.04)                       $ (.06)
                                Pro forma                  $ (.04)                       $ (.06)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000: dividend yield of 0 percent; expected volatility of 81%; risk free interest rate of 6%; and an expected life of 2 years.

A summary of changes in the Company's compensatory options follows:

                                     Employee Stock Options     Other Stock Options    Combined Total
                                               Weighted                    Weighted
                                               Average                     Average
                                               Exercise         Options/   Exercise        Options/
                                    Options     Price           Warrants    Price          Warrants
                                    --------   --------        ---------   ---------       ---------
Outstanding at December 31, 1998     250,000    $ .17            449,000     $ .37           699,000
Granted                                   --       --                 --        --                --
Exercised                                 --       --                 --        --                --
Expired                                   --       --           (270,000)      .38          (270,000)
                                     -------    -----           --------     -----         ---------
Outstanding at December 31, 1999     250,000      .17            179,000       .31           429,000
Granted                                   --       --          1,746,096       .15         1,746,096
Exercised                                 --       --                 --        --                --
Expired                              (50,000)     .25           (155,000)      .28          (205,000)
                                     -------    -----          ---------     -----         ---------
Outstanding at December 31, 2000     200,000    $ .15          1,770,096     $ .16         1,970,096
                                     =======    =====          =========     =====         =========

The following table summarizes information about employee stock options outstanding at December 31, 2000.

                              Options Outstanding                                      Options Exercisable
          ---------------------------------------------------------------------    -------------------------------
                                                 Weighted
                                                  Average           Weighted
              Range of           Number          remaining           average           Number     Weighted average
          exercise prices     outstanding    contractual life    exercise price    Exercisable     exercise price
          ----------------    -------------  -----------------   ---------------   -------------  ----------------

2000          $.15               200,000          1.1 years           $.15            200,000          $.15


The following table summarizes information about other stock options outstanding at December 31, 2000.

                              Options Outstanding                                      Options Exercisable
          ---------------------------------------------------------------------    -------------------------------
                                                 Weighted
                                                  Average           Weighted

              Range of           Number          remaining           average           Number     Weighted average
          exercise prices     outstanding    contractual life    exercise price    Exercisable     exercise price
          ----------------    -------------  -----------------   ---------------   -------------  ----------------

2000        $.07-$.50         1,770,096           1.1 years           $.16          1,770,096            $.16


The other stock options were issued with convertible debentures, common stock sold for cash, and for services performed.

NOTE 17 - RELATED PARTY TRANSACTIONS

During May 2000, the Company's Chairman and President conveyed to a Company shareholder/former officer $430,000 of Company obligations owed to the Company's Chairman and President in exchange for certain personal indebtedness owed by the Company's Chairman/President to the shareholder/former officer as further discussed in Note 8.

During 1999, the Company issued 250,000 shares of the Company's common stock to an officer/shareholder of the Company who provided a personal guaranty in order to extend the maturity of a Company's debt obligation. The shares were valued at $27,500 which was recorded as compensation expense during 1999.

Certain officers/shareholders of the Company have provided debt funding to the Company during the years ended December 31, 2000 and 1999 respectively. Terms of the debt obligations are described in Note 7 in the accompanying consolidated financial statements. No interest has been paid during 2000 or 1999. Accrued interest related to these obligations is $154,365 and $82,231 at December 31, 2000 and 1999.

NOTE 18 - LITIGATION SETTLEMENT

On June 12, 2000 the Company entered into a settlement agreement with plaintiffs that sought additional consideration from the Company as a result of the original merger with Rosegold Corporation in 1996. This settlement agreement provides plaintiffs $25,000 payable in five equal monthly installments of $5,000 beginning in June 2000. All amounts were paid in full at December 31, 2000. In addition, the Company issued to Plaintiffs in escrow 500,000 of Company's common shares that are subject to Rule 144 of the Securities Exchange Act. These 500,000 shares had an estimated fair value of $85,000 at the time of issuance. If these shares have an aggregate value of more than $400,000, determined by the average of the mid of the high bid and low asked price at the closing of the first five trading days prior to the first trading day 365 days after execution of this Agreement, the excess number of shares are to be returned to the Company.

NOTE 19 - SEGMENT INFORMATION

The Company has two reportable segments: Dietary Services and Supplies and Software Sales and Rental. The Dietary Services and Supplies segment provides menu services that consist of hard copy menus to its customers. The Software Sales and Rental segment provides sales and rental of its proprietary dietary software, installation services, technical support to the user and related paper products. The Company also has a proprietary scheduling software sales and technical support segment but the revenues are insignificant to the consolidated operations of the Company and are included with the Software Sales and Rental segment.

The accounting policies of the segments are the same as described in the summary of significant accounting policies. Assets of the segment groups are not relevant for management of the business nor for disclosure. Amortization of the proprietary software is allocated in accordance with the revenue provided by each segment. Interest expense is also allocated on the lines of segment revenue provided. Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts.

Revenues from the Software Sales and Rental segment include sales from Canada of $279,905 and $90,847 for the years ended December 31, 2000 and 1999, respectively. All other revenues are from U.S. operations.

Segment Loss Allocation

                              Dietary          Software
                            Services and      Sales and
Year Ended December 31,       Supplies          Rental            Total
                            -------------    -------------    -------------
2000

Revenue                     $     607,539    $     972,161    $   1,579,700

Interest Expense                   68,643          109,650          178,293

Amortization - software           166,060          265,264          431,324

Segment loss                     (435,988)        (687,938)      (1,123,926)

1999

Revenue                     $     551,032    $     764,735    $   1,315,767

Interest Expense                   69,211           95,971          165,182

Amortization - software           180,725          250,599          431,324

Segment loss                     (605,636)        (933,118)      (1,538,754)


Segment Loss Reconciliation

                                                 2000              1999
                                             -------------    -------------
     Total loss for reportable segments      $  (1,123,926)   $  (1,538,754)

     Unallocated amounts:
          Investment expense                            --          (37,047)
          Loss from disposal of assets                  --           (1,966)
          Unrealized loss-land                    (101,603)              --
          Debt settlement                         (138,850)              --
                                             -------------    -------------
     Net loss                                $  (1,364,379)   $  (1,577,767)
                                             =============    =============