Form 10QSB
period 2001-03-31
SUREQUEST SYSTEMS INC
filed 2001-05-21
CIK 1029405

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001


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


                     13606 T I Blvd., Dallas, Texas 75243
                   (Address of principal executive offices)

                                972 / 238-7200
                         (Issuer's telephone Number)

check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been
subject to such filing requirements for the past 90 days.  YES [ X ] NO [   ]

     As of March 31, 2001, 34,474,472 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                    INDEX

PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets at March 31, 2001 (unaudited)
and December 31, 2000.......................................................3

Consolidated Statements of Operations for the three
months ended March 31, 2001 and 2000 (unaudited)............................5

Consolidated Statements of Cash Flows for the three
months ended March 31, 2001 and 2000 (unaudited)............................6

Notes to Consolidated Financial Statements..................................7

Item 2.  Management's Discussion and Analysis or Plan of Operation..........9

PART II - Other Information................................................13

Item 1.  Legal Proceedings.................................................13

Item 2.  Changes in Securities.............................................13

Item 3.  Defaults Upon Senior Securities...................................13

Item 4.  Submission of Matters to a Vote of Securities Holders.............13

Item 5.  Other Information.................................................13

Item 6.  Exhibits and Reports on Form 8-K..................................13

Signature..................................................................13


                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                   SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                      March 31,       December 31,
                                                                        2001              2000
                                                                     (unaudited)
                                                                     -----------      -----------
CURRENT ASSETS
     Cash and cash equivalents.....................................  $     1,650      $     3,744
     Note receivable...............................................        2,500            2,500
     Accounts receivable - trade, less allowance
          for doubtful accounts of $37,537 and $32,486 at
          March 31, 2001 and December 31, 2000,
          respectively.............................................      143,829          165,842
     Prepaid expenses and other current assets.....................       14,729            9,129
                                                                     -----------      -----------
          Total current assets.....................................      162,708          181,215

PROPERTY AND EQUIPMENT
     Office furniture and fixtures.................................       13,871           13,871
     Computer equipment............................................      174,594          173,297
     Office and other equipment....................................       28,870           28,675
     Leasehold improvements........................................       62,357           62,357
                                                                     -----------      -----------
                                                                         279,692          278,200
     Less: Accumulated depreciation and amortization...............     (211,870)        (205,126)
                                                                     -----------      -----------
          Net property and equipment...............................       67,822           73,074

OTHER ASSETS
     Land held for sale............................................      277,300          277,300
     Capitalized software development costs, net of
          accumulated amortization of $1,393,720 and $1,320,324
          at March 31, 2001 and December 31, 2000,
          respectively.............................................      648,335          721,731
     Other.........................................................        9,227            7,727
                                                                     -----------      -----------
          Total other assets.......................................      934,862        1,006,758
                                                                     -----------      -----------

TOTAL ASSETS.......................................................  $ 1,165,392      $ 1,261,047
                                                                     ===========      ===========









The accompanying notes are an integral part of these consolidated financial statements.

                   SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                  March 31,
                                                                    2001         December 31,
                                                                 (unaudited)         2000
                                                                 -----------     -----------
CURRENT LIABILITIES
     Current portion of convertible debentures.................  $   121,783     $    15,898
     Current portion of notes payable to officers,
          shareholders and affiliates..........................      123,455         124,796
     Current portion of long-term debt and credit lines........      167,490         169,052
     Accounts payable - trade..................................      347,545         366,249
     Payroll tax obligations...................................      731,515         738,348
     Accrued expenses..........................................       67,551          87,406
     Accrued interest..........................................      176,616         191,445
     Advances from officers and affiliates.....................        6,571          22,571
                                                                 -----------     -----------
          Total current liabilities............................    1,742,526       1,715,765

CONVERTIBLE DEBENTURES - net of current portion................      115,430         107,405
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
     AND AFFILIATES, net of current portion....................      820,823         823,792
LONG-TERM DEBT, net of current portion.........................       31,701          39,204
DEFERRED COMPENSATION..........................................      329,381         304,882
                                                                 -----------     -----------
          Total liabilities....................................    3,039,861       2,991,048

COMMITMENTS AND CONTINGENCIES (Note 7).........................         ----            ----

SHAREHOLDERS' DEFICIT
     Preferred stock - $.001 par value, 1,000,000 shares
          authorized, none issued and outstanding..............         ----            ----
     Common stock - $.001 par value, 50,000,000 shares
          authorized, 34,474,472 and 32,407,257 issued and
          outstanding at March 31, 2001 and December 31,
          2000, respectively...................................       34,474          32,407
     Additional paid-in capital................................    5,100,001       5,094,568
     Accumulated deficit.......................................   (7,008,944)     (6,856,976)
                                                                 -----------     -----------
          Total shareholders' deficit..........................   (1,874,469)     (1,730,001)
                                                                 -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT....................  $ 1,165,392     $ 1,261,047
                                                                 ===========     ===========









The accompanying notes are an integral part of these consolidated financial statements.

                   SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000
                                  (Unaudited)


                                                                    March 31,
                                                          -----------------------------
                                                              2001             2000
                                                          ------------     ------------
Revenues
     Dietary services and supplies......................  $    162,907     $    175,168
     Software sales and rental..........................       124,382          266,781
                                                          ------------     ------------
               Total revenues...........................       287,289          441,949

Cost of revenues
     Dietary services and supplies......................        61,162           66,609
     Software sales and rental..........................        35,663           39,971
                                                          ------------     ------------
          Total cost of revenues........................        96,825          106,580
                                                          ------------     ------------
Gross profit............................................       190,464          335,369

Operating expenses
     Sales and marketing................................        23,074           80,378
     General and administrative.........................       214,000          314,825
     Depreciation and amortization......................        80,141          117,560
                                                          ------------     ------------
     Total operating expenses...........................       317,215          512,763
                                                          ------------     ------------

Loss from operations....................................      (126,751)        (177,394)

Other income (expense)
     Interest expense...................................       (23,332)         (66,421)
     Other, net.........................................        (1,885)         (25,111)
                                                          ------------     ------------
     Total other expense, net...........................       (25,217          (91,532)
                                                          ------------     ------------
Net loss before income tax provision....................      (151,968)        (268,926)
Income tax provision....................................          ----             ----
                                                          ------------     ------------
Net loss................................................  $   (151,968)    $   (268,926)
                                                          ============     ============


Basic and diluted net loss per weighted average
share of common stock outstanding.......................  $      (0.00)    $      (0.01)
                                                          ============     ============


Weighted average number of shares of basic
and diluted common stock outstanding....................    32,954,989       28,571,362
                                                          ============     ============










The accompanying notes are an integral part of these consolidated financial statements.

                   SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED March 31, 2001 AND 2000
                                  (Unaudited)


                                                                                            March 31,
                                                                                   --------------------------
                                                                                      2001            2000
                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.........................................................................  $ (151,968)     $ (268,926)
Adjustments to reconcile net loss to net cash
     used in operating activities
          Depreciation and amortization..........................................      80,140         117,560
          Provision for bad debt.................................................       5,051            ----
          Common stock options issued for services
               and in conjunction with debt......................................        ----           7,500
          Common stock issued as payment for consulting services.................        ----         141,770
          Common stock issued in conjunction with debt...........................       7,500            ----
          Convertible debentures issued with a beneficial conversion feature.....        ----          23,666
     (Increase) decrease in
          Accounts receivable - trade............................................      16,962         (66,141)
          Prepaid expenses and other current assets..............................      (5,600)        (27,640)
          Other..................................................................      (1,500)           ----
     Increase (decrease) in
          Accounts payable - trade...............................................     (18,704)       (120,756)
          Payroll tax obligations................................................      (6,833)         63,932
          Accrued expenses.......................................................     (19,855)        (60,960)
          Accrued interest.......................................................     (14,829)         13,441
          Deferred compensation - net............................................      24,999          25,000
                                                                                   ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES............................................     (85,137)       (151,554)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment.........................................      (1,492)         (8,781)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in advances from officers......................................     (16,000)        (51,147)
     Proceeds from convertible debentures........................................     116,410         186,803
     Payments on convertible debentures..........................................      (2,500)           ----
     Payments on notes payable to officers, shareholders and affiliates..........      (4,310)         (3,203)
     Payments on long-term debt..................................................      (9,065)        (43,923)
     Proceeds from common stock subscribed.......................................        ----          50,000
     Proceeds from sale of common stock..........................................        ----          56,000
                                                                                   ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................................      84,535         194,530
                                                                                   ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................      (2,094)         34,195
Cash and cash equivalents at beginning of period.................................       3,744           3,795
                                                                                   ----------      ----------
Cash and cash equivalents at end of period.......................................  $    1,650      $   37,990
                                                                                   ==========      ==========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
     ISSUANCE OF COMMON STOCK FOR CONVERSION OF LONG-TERM
          DEBT AND ADVANCES FROM OFFICERS........................................  $     ----      $  227,890
     ISSUANCE OF COMMON STOCK FOR CONVERSION OF DEBENTURES.......................        ----         110,000






The accompanying notes are an integral part of these consolidated financial statements.

                   SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company's December 31, 2000 financial statements contained in the Company's previously filed Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc., (formerly Rosegold Corporation), is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941. SureQuest Systems, Inc. is in the business of providing dietary services, supplies, consulting, and developing and selling proprietary dietary management software products. Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,364,379 and $1,577,767 during the years ended December 31, 2000 and 1999, respectively, and a net loss of $151,968 for the three months ended March 31, 2001. Current liabilities at March 31, 2001 of $1,742,526 exceed current assets of $162,708. Total liabilities at March 31, 2001 of $3,039,862 exceed total assets of $1,165,392. The Company's continued existence depends upon the success of management's continued efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain capital to execute its business plan. The Company intends to obtain capital primarily through issuance of common stock and debt financing. There can be no degree of assurance that the Company will be successful in securing additional capital to sustain operations.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                   SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LITIGATION SETTLEMENT

On June 12, 2000 the Company entered into a settlement agreement with plaintiffs that sought additional consideration from the Company as a result of the original merger with Rosegold Corporation in 1996. As part of this settlement agreement, the Company issued to plaintiffs 500,000 of the Company's common shares in escrow that are subject to Rule 144 of the Securities Exchange Act. If these shares have an aggregate value of more than $400,000, determined by the average of the mid of the high bid and low asked price at the closing for the first five trading days prior to the first trading day 365 days after execution of this Agreement, the excess number of shares are to be returned to the Company.

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer/shareholder. These amounts are convertible into common stock of the Company with the conversion price determined on the last business day of each respective year. The amounts are cumulatively convertible. At December 31, 2000 the officer could have elected to convert the deferred compensation obligation outstanding to 7,076,444 shares. In addition, deferred compensation incurred during the first quarter of 2001 of $25,000 may also be converted into the Company's common stock based on the conversion price determined on the last trading day of 2001 or on the last trading day before the Company notifies the officer/shareholder that it will begin to pay his compensation in cash.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000. As of January 12, 2001, the Department of Treasury notified the Company that the total obligation due as of that date is $720,975, which includes penalties and interest. Prior to this date, the Company entered into a settlement agreement with the Department of Treasury that provides for installment payments to the Internal Revenue Service as follows: $5,000 per month for the year 2001, increasing to $20,000 per month for 2002 and $25,000 per month for 2003. In addition, the Company is obligated to remit eight lump sum installment payments that range from $40,000 to $100,000 for the period May 15, 2001 to December 15, 2002. The Company is also obligated to remit $100,000 from the proceeds of a sale of its land held for investment. The Internal Revenue Service has recorded liens on all assets of the Company. The Company is current with its ongoing payroll tax deposits and installment payments required under this agreement.

                   SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

In March 2000, a promissory note to a third party was converted to the Company's common stock. Terms of the conversion provide that the Company guarantees that the Company shares conveyed will have a minimum per share value of $.20 per share at March 8, 2001 or the Company will issue additional common shares in order that the total number of shares conveyed at inception of this agreement and the additional shares obligated to be issued at March 8, 2001 at the closing share price on that date will equal $66,667. Accordingly, as the Company's share price at March 8, 2001 was $0.031, the Company issued an additional 1,817,215 shares.

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business. Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company's financial position or its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS FORM 10-QSB MAY CONTAIN ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTIONS 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS AS SET FORTH IN OUR ANNUAL REPORT FILED ON FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-QSB SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS, WHEREVER THEY APPEAR IN THIS FORM 10-QSB. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING THE POTENTIAL OPERATIONS AND RESULTS OF THE COMPANY DESCRIBED BELOW.

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

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary technology that provides nutrition management systems and services to food service institutions in over 40 states and Canada through strategic partner networks. These networks, comprising certain of the largest food distribution and healthcare management companies in the United States and Canada, have aligned with the Company because of their recognition that the Company's menu based products and services are state of the art in the industry. The Company's software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over 50 nutrients of foods consumed. Recognizing that there will continue to be significant opportunities in nutrition delivery systems, the Company developed during the year 2001 a strategic plan to increase revenues and become profitable by transforming the Company into a knowledge and information Company providing electronic (internet) access to its products and services. Web-enabling the most common features of our proprietary dietary software will provide to our customers: 1) user installed and self paced instruction; 2) reduced complexity; 3) all database information and programs maintained by SureQuest Systems, Inc. and, 4) introduction of a low priced monthly service and fee arrangement. And after the completion of this electronic development phase, the Company plans to evolve as a provider of nutrition based information to the consumer. Concurrently, the Company continues to expand its present product and services delivery systems, including the introduction in 2000 of its multi-user version of its software and a low cost menu module so that its products and services will be affordable to the entire industry. To date, these newly introduced products have not had a meaningful contribution to the Company's revenues, but Management anticipates that these new products will be successful in the growth of the Company's revenues.

To facilitate this development and implementation, the Company continues to negotiate with certain organizations that have reviewed the Company's planned business strategies and expressed preliminary approval in providing capital resources. The prospective amounts and form of obligation are not known and cannot be assured.

Although demonstrating a continuing reduction of net operating losses through cost containment, the Company continues to incur significant operating losses with a net operating loss of $151,968 for the three months ended March 31, 2001 as compared to $268,926 for the same period in 2000. The Company incurred operating losses of $1,364,379 and $1,577,767, respectively, for the years ended December 31, 2000 and 1999. In addition, the Company has $731,515 of payroll tax obligations outstanding recorded at March 31, 2001, including a provision for penalty and interest, that reflect unpaid employee and employer withholding taxes for the years 1998, 1999 and the first quarter of the year 2000. During the fourth quarter of 2000, the Company entered into a settlement agreement with the Department of Treasury that will provide for minimum monthly payments and certain lump sum installment payments for the year 2001 and through and including the year 2003. Because of the continuing operating losses and payroll tax obligations, the Company may not be able to continue operations without additional investment capital. This financial condition caused the Company's auditor to issue a "going concern" opinion report in the December 31, 2000 and 1999 Annual Report, Form 10-KSB Filing.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended March 31, 2001 were $287,289, a decrease of $154,660 from total revenues of $441,949 for the corresponding period ended March 31, 2000.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $162,907 for the three months ended March 31, 2001, a decrease of $12,261 from total dietary services and supplies revenues of $175,168 for the corresponding period ended March 31, 2000. The decrease of $12,261 during the first quarter 2001 as compared to the same period 2000 is primarily due to the reduction of menu form sales of approximately $1,500 during the first quarter of 2001 and nonrecurring menu services of $5,450 provided during the first quarter of 2000.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $124,382 for the three months ended March 31, 2001, a decrease of $142,399 from total software sales and rental revenues of $266,781 for the corresponding period ended March 31, 2000. The decrease of $142,399 during the first quarter of 2001 as compared to the same period of 2000 is primarily due to private license fee revenues of $140,000 earned during the first quarter of 2000 and a reduction in DOS systems and hardware rental revenues of $13,606 during the first quarter of 2001.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $61,162 (38% of dietary services and supplies first quarter 2001 revenues) for the three months ended March 31, 2001, a decrease of $5,447 from total dietary services and supplies cost of revenues of $66,609 (38% of dietary services and supplies first quarter 2000 revenues) for the corresponding period ended March 31, 2000.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $35,663 (29% of software sales and rental first quarter 2001 revenues) for the three months ended March 31, 2001, a decrease of $4,308 over total software sales and rental cost of revenues of $39,971 (15% of software sales and rental first quarter 2000 revenues) for the corresponding period ended March 31, 2000. The increase of 14% of cost of revenues during the first quarter of 2001 as compared to the same period in 2000 is primarily due to the private license fee revenues of $142,399 received during the first quarter of 2000 that have insignificant direct costs associated with those respective revenues.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $23,074 (8% of first quarter 2001 revenues) for the three months ended March 31, 2001, a decrease of $57,304 from total sales and marketing expenses of $80,378 (18% of first quarter 2000 revenues) for the corresponding period ended March 31, 2000. The decrease of $57,304 during the first quarter of 2001 as compared to the same period in 2000 is primarily due to the termination during the year 2000 of a third party marketing relationship. The Company incurred a $47,520 expense for these services during the first quarter of 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $214,000 (74% of first quarter 2001 revenues) for the three months ended March 31, 2001, a decrease of $100,825 from total general and administrative expenses of $314,825 (71% of first quarter 2000 revenues) for the corresponding period ended March 31, 2000. The decrease of $100,825 during the first quarter of 2001 as compared to the same period in 2000 is primarily due to a reduction in officer salaries of $12,155, a reduced office staff and corresponding salaries of $23,448, an increase in employee medical insurance benefits of $8,347, a reduction in audit fees of $15,000, a reduction in software maintenance of $38,941 and a reduction in the use of outside professional services in the amount of $13,467.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $80,141 for the three months ended March 31, 2001, a decrease of $37,419 from total depreciation and amortization expense of $117,560 for the corresponding period ended March 31, 2000. The decrease of $37,419 during the first quarter of 2001 as compared to the same period in 2000 is primarily due to the completed amortization of the DOS software during the year 2000.

INTEREST EXPENSE

Interest expense was $23,332 for the three months ended March 31, 2001, a decrease of $43,089 over the total of $66,421 for the corresponding period ended March 31, 2000. The decrease of $43,089 during the first quarter of 2001 as compared to the same period in 2000 is primarily due to a first quarter 2000 interest charge of $23,666 related to convertible debentures issued with a beneficial conversion feature, vendor obligation interest of $2,746, and interest of $3,472 incurred on obligations that were converted to equity during the year 2000. The remaining difference of $13,205 is primarily due to an additional interest expense provision during 2000 as a result of withholding payroll tax obligations.

LIQUIDITY

The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates. The Company's ability to sustain operations is dependent upon additional investment capital and/or debt financing because of the Company's negative working capital position and the excess of total liabilities over assets at March 31, 2001. Although management believes that such investment/financing can be realized, there can be no assurance that the Company will be successful and that, if successful, additional equity/financing may result in dilution to the Company's stockholders. Although the Company's revenue of $287,289 decreased significantly during the first quarter 2001 as compared to $441,949 for the same period during 2000, the Company projects that the second quarter revenue for 2001 will result in a record revenue quarter. However, there can be no assurance that the Company will sustain this revenue growth during the future and that this growth, if achieved, will be sufficient for the Company to meet its obligations on an ongoing basis.

The Company provided net cash from financing activities of $84,535 for the three month period ended March 31, 2001 compared to $194,530 cash provided for the three month period ended March 31, 2000. During the three month period ended March 31, 2001, the Company received $116,410 proceeds from the issuance of convertible debentures. During the three month period ended March 31, 2000, the Company received proceeds of $186,803 from the issuance of convertible debentures, $50,000 from common stock subscribed and $56,000 from sale of common stock. During the same period, the Company redeemed obligations of $51,147 in officer advances and $43,923 in long term debt. This cash was used to sustain operating activities that used cash of $85,137 for the three month period ended March 31, 2001 compared to $151,554 used for the three month period ended March 31, 2000. Net cash of $85,137 used in operating activities during the three month period ended March 31, 2001 primarily included a $18,704 reduction of accounts payable-trade, a $19,855 reduction of accrued expenses and a $14,829 reduction in accrued interest. The net loss of $151,968 during the same period included a non cash expense provision of $80,140 for depreciation and amortization. Net cash of $151,554 used in operating activities during the three month period ended March 31, 2000 primarily included an increase of $66,141 in accounts receivable-trade, a decrease of $120,756 in accounts payable trade and $60,960 in accrued expenses. The net loss at March 31, 2000 of $268,926 included non cash expense provisions of $117,560 for depreciation and amortization and $141,770 of common stock that was issued for consulting services.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None



                                    Signature

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SureQuest Systems, Inc., a Nevada Corporation
                                                    (Registrant)


Date:   May 21, 2001

                                   BY:/s/ C. Scott Sykes, Jr.
                                      -----------------------------
                                      C. Scott Sykes, Jr.
                                      President