Form 10QSB/A
period 2001-03-31
SUREQUEST SYSTEMS INC
filed 2001-05-22
CIK 1029405

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

                                 AMENDMENT #1

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

                   SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)


                                                                                            March 31,
                                                                                   --------------------------
                                                                                      2001            2000
                                                                                   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.........................................................................  $ (151,968)     $ (268,926)
Adjustments to reconcile net loss to net cash
     used in operating activities
          Depreciation and amortization..........................................      80,140         117,560
          Provision for bad debt.................................................       5,051            ----
          Common stock options issued for services
               and in conjunction with debt......................................        ----           7,500
          Common stock issued as payment for consulting services.................        ----         141,770
          Common stock issued in conjunction with debt...........................       7,500            ----
          Convertible debentures issued with a beneficial conversion feature.....        ----          23,666
     (Increase) decrease in
          Accounts receivable - trade............................................      16,962         (66,141)
          Prepaid expenses and other current assets..............................      (5,600)        (27,640)
          Other..................................................................      (1,500)           ----
     Increase (decrease) in
          Accounts payable - trade...............................................     (18,704)       (120,756)
          Payroll tax obligations................................................      (6,833)         63,932
          Accrued expenses.......................................................     (19,855)        (60,960)
          Accrued interest.......................................................     (14,829)         13,441
          Deferred compensation..................................................      24,499          25,000
                                                                                   ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES............................................     (85,137)       (151,554)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment.........................................      (1,492)         (8,781)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in advances from officers......................................     (16,000)        (51,147)
     Proceeds from convertible debentures........................................     116,410         186,803
     Payments on convertible debentures..........................................      (2,500)           ----
     Payments on notes payable to officers, shareholders and affiliates..........      (4,310)         (3,203)
     Payments on long-term debt..................................................      (9,065)        (43,923)
     Proceeds from common stock subscribed.......................................        ----          50,000
     Proceeds from sale of common stock..........................................        ----          56,000
                                                                                   ----------      ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................................      84,535         194,530
                                                                                   ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................      (2,094)         34,195
Cash and cash equivalents at beginning of period.................................       3,744           3,795
                                                                                   ----------      ----------
Cash and cash equivalents at end of period.......................................  $    1,650      $   37,990
                                                                                   ==========      ==========

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
     ISSUANCE OF COMMON STOCK FOR CONVERSION OF LONG-TERM
          DEBT AND ADVANCES FROM OFFICERS........................................  $     ----      $  227,890
     ISSUANCE OF COMMON STOCK FOR CONVERSION OF DEBENTURES.......................  $     ----      $  110,000






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