Form 10QSB
period 2001-06-30
SUREQUEST SYSTEMS INC
filed 2001-08-14
CIK 1029405

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

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

    Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    As of June 30, 2001 34,474,472 shares of Common Stock were outstanding.

 THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B
     OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                    INDEX

PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets at June 30, 2001 (unaudited)
and December 31, 2000........................................................3

Consolidated Statements of Operations for the three
months ended June 30, 2001 and 2000 (unaudited)..............................5

Consolidated Statements of Operations for the six
months ended June 30, 2001 and 2000 (unaudited)..............................6

Consolidated Statements of Cash Flows for the six
months ended June 30, 2001 and 2000 (unaudited)..............................7

Notes to Consolidated Financial Statements...................................9

Item 2.  Management's Discussion and Analysis or Plan of Operation..........14

PART II - Other Information.................................................17

Item 1. Legal Proceedings...................................................17

Item 2. Changes in Securities...............................................17

Item 3. Defaults Upon Senior Securities.....................................17

Item 4. Submission of Matters to a Vote of Securities Holders...............17

Item 5. Other Information...................................................17

Item 6. Exhibits and Reports on Form 8-K....................................17

Signature...................................................................17

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                         June 30,
                                                                           2001             December 31,
                                                                        (unaudited)             2000
                                                                        -----------         ------------
CURRENT ASSETS
     Cash and cash equivalents                                          $     7,902         $     3,744
     Note receivable                                                          2,500               2,500
     Accounts receivable - trade, less allowance
          for doubtful accounts of $24,140 and $32,486 at
          June 30, 2001 and December 31, 2000,
          respectively                                                      227,667             165,842
     Prepaid expenses and other current assets                               16,090               9,129
                                                                        -----------         ------------
          Total current assets                                              254,159             181,215

PROPERTY AND EQUIPMENT
     Office furniture and fixtures                                           13,871              13,871
     Computer equipment                                                     177,061             173,297
     Office and other equipment                                              28,870              28,675
     Leasehold improvements                                                  62,357              62,357
                                                                        -----------         ------------
                                                                            282,159             278,200
     Less: Accumulated depreciation and amortization                       (218,820)           (205,126)
                                                                        -----------         ------------
          Net property and equipment                                         63,339              73,074

OTHER ASSETS
     Land held for sale                                                     277,300             277,300
     Capitalized software development costs, net of
          accumulated amortization of $1,467,117 and $1,320,324
          at June 30, 2001 and December 31, 2000,
          respectively                                                      574,939             721,731
     Other                                                                   10,662               7,727
                                                                        -----------         ------------
          Total other assets                                                862,901           1,006,758
                                                                        -----------         ------------

TOTAL ASSETS                                                            $ 1,180,399         $ 1,261,047
                                                                        ===========         ============

The accompanying notes are an integral part of these consolidated financial statements.


                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                         June 30,
                                                                           2001             December 31,
                                                                        (unaudited)             2000
                                                                       ------------         ------------
CURRENT LIABILITIES
     Current portion of convertible debentures                         $   111,286          $    15,898
     Current portion of notes payable to officers,
          shareholders and affiliates                                      216,016              124,796
     Current portion of long-term debt and credit lines                    160,603              169,052
     Accounts payable - trade                                              312,682              366,249
     Payroll tax obligations                                               609,542              738,348
     Accrued expenses                                                       65,993               87,406
     Accrued interest                                                      195,980              191,445
     Advances from officers and affiliates                                      83               22,571
                                                                       ------------         ------------
          Total current liabilities                                      1,672,185            1,715,765

CONVERTIBLE DEBENTURES, net of current portion                             109,647              107,405
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
     AND AFFILIATES, net of current portion                                722,711              823,792
LONG-TERM DEBT AND CREDIT LINES, net of current portion                     26,874               39,204
DEFERRED COMPENSATION                                                      354,382              304,882
                                                                       ------------         ------------
          Total liabilities                                              2,885,799            2,991,048

COMMITMENTS AND CONTINGENCIES (Note 4)                                        ----                 ----

SHAREHOLDERS' DEFICIT
     Preferred stock - $.001 par value, 1,000,000 shares
          authorized, none issued and outstanding                             ----                 ----
     Common stock - $.001 par value, 50,000,000 shares
          authorized, 34,474,472 and 32,407,257 issued and
          outstanding at June 30, 2001 and December 31,
          2000, respectively                                                34,474               32,407
     Additional paid-in capital                                          5,100,001            5,094,568
     Accumulated deficit                                                (6,839,875)          (6,856,976)
                                                                       ------------         ------------
          Total shareholders' deficit                                   (1,705,400)          (1,730,001)
                                                                       ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $ 1,180,399          $ 1,261,047
                                                                       ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED June 30, 2001 AND 2000
                                  (Unaudited)

                                                                            June 30,
                                                                --------------------------------
                                                                    2001                 2000
                                                                -------------     --------------
Revenues
     Dietary services and supplies                              $     146,069     $     148,686
     Software sales and rental                                        416,144           304,168
                                                                -------------     --------------
          Total revenues                                              562,213           452,854

Cost of revenues
     Dietary services and supplies                                     41,348            64,017
     Software sales and rental                                         26,696            48,804
                                                                -------------     --------------
          Total cost of revenues                                       68,044           112,821
                                                                -------------     --------------
Gross profit                                                          494,169           340,033

Operating expenses
     Sales and marketing                                               18,409            41,450
     General and administrative                                       194,675           426,443
     Depreciation and amortization                                     80,345           118,957
                                                                -------------     --------------
          Total operating expenses                                    293,429           586,850
                                                                -------------     --------------
Income (loss) from operations                                         200,740          (246,817)

Other income (expense)
     Interest expense                                                 (28,961)          (43,842)
     Other, net                                                        (2,710)         (104,559)
                                                                -------------     --------------
          Total other expense, net                                    (31,671)         (148,401)
                                                                -------------     --------------
Net income (loss) before income tax provision                         169,069          (395,218)
Income tax provision                                                     ----              ----
                                                                -------------     --------------
Net income (loss)                                               $     169,069     $    (395,218)
                                                                =============     ==============
Basic and diluted net earnings (loss) per weighted average
share of common stock outstanding                               $        0.00     $       (0.01)
                                                                =============     ==============
Weighted average number of shares of basic
and diluted common stock outstanding                               34,474,472        31,394,609
                                                                =============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000
                                  (Unaudited)

                                                                            June 30,
                                                                --------------------------------
                                                                    2001                 2000
                                                                -------------     --------------
Revenues
     Dietary services and supplies                              $     308,976     $     323,854
     Software sales and rental                                        540,526           570,948
                                                                -------------     --------------
          Total revenues                                              849,502           894,802

Cost of revenues
     Dietary services and supplies                                    102,510           130,626
     Software sales and rental                                         62,359            88,775
                                                                -------------     --------------
          Total cost of revenues                                      164,869           219,401
                                                                -------------     --------------
Gross profit                                                          684,633           675,401

Operating expenses
     Sales and marketing                                               41,483           121,827
     General and administrative                                       408,675           741,268
     Depreciation and amortization                                    160,486           236,518
                                                                -------------     --------------
          Total operating expenses                                    610,644         1,099,613
                                                                -------------     --------------
Income (loss) from operations                                          73,989          (424,212)

Other income (expense)
     Interest expense                                                 (52,293)         (110,262)
     Other, net                                                        (4,595)         (129,670)
                                                                -------------     --------------
          Total other expense, net                                    (56,888)         (239,932)
                                                                -------------     --------------
Net income (loss) before income tax provision                          17,101          (664,144)
Income tax provision                                                     ----              ----
                                                                -------------     --------------
Net income (loss)                                               $      17,101     $    (664,144)
                                                                =============     ==============
Basic and diluted net earnings (loss) per weighted average
share of common stock outstanding                               $        0.00     $       (0.02)
                                                                =============     ==============
Weighted average number of shares of basic
and diluted common stock outstanding                               33,724,453        30,043,340
                                                                =============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED June 30, 2001 AND 2000
                                  (Unaudited)

                                                                                   June 30,
                                                                       --------------------------------
                                                                           2001                 2000
                                                                       -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $     17,101      $  (664,144)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities
          Depreciation and amortization                                     160,486          236,518
          Provision for bad debt                                              8,346           (5,599)
          Common stock issued in conjunction with debt                        7,500               --
          Common stock options issued for services
               and in conjunction with debt                                      --            9,865
          Common stock issued as payment for consulting services                 --          195,820
          Common stock issued as litigation settlement                           --           85,000
          Convertible debentures issued with a beneficial conversion feature     --           23,666
     (Increase) decrease in
          Notes receivable                                                       --           (2,500)
          Accounts receivable - trade                                       (70,171)         (97,759)
          Prepaid expenses and other current assets                          (6,961)         (13,578)
          Other                                                              (2,935)              --
     Increase (decrease) in
          Accounts payable                                                  (53,567)           5,121
          Payroll tax obligations                                          (128,806)          75,146
          Accrued expenses                                                  (21,413)         (63,140)
          Accrued interest                                                    4,535           32,315
          Deferred compensation - net                                        49,500           31,400
                                                                       -------------     --------------
NET CASH USED IN OPERATING ACTIVITIES                                       (36,385)        (151,869)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                     (3,959)         (13,535)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in advances from officers and affiliates                  (22,488)              --
     Proceeds from convertible debentures                                   116,410           78,303
     Payments on convertible debentures                                     (18,780)          (3,000)
     Proceeds from notes payable to officers, shareholders and
          affiliates                                                             --           16,998
     Payments on notes payable to officers, shareholders and
          affiliates                                                         (9,861)         (11,253)
     Proceeds from long-term debt                                                --              634
     Payments on long-term debt                                             (20,779)         (65,160)
     Proceeds from common stock subscribed                                       --          100,000
     Proceeds from sale of common stock                                          --           56,000
                                                                       -------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    44,502          172,522
                                                                       -------------     --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                         4,158            7,118
Cash and cash equivalents at beginning of period                              3,744            3,795
                                                                       -------------     --------------
Cash and cash equivalents at end of period                             $      7,902      $    10,913
                                                                       =============     ==============
                                                                                   June 30,
                                                                       --------------------------------
                                                                           2001                 2000
                                                                       -------------     --------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

     Retirement of convertible debentures                              $         --      $   767,889
     Retirement of affiliate and long term officer advances
          by common stock issuance                                               --          501,609
     Retirement of deferred compensation by common stock issuance                --          173,689
     Retirement of long term debt by common stock issuance                       --           94,890

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month and three month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc., (formerly Rosegold Corporation) and its wholly owned subsidiaries, is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941. SureQuest Systems, Inc. is in the business of providing dietary services, supplies, private consulting, and developing and selling proprietary dietary management software products. Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,364,379 and $1,577,767 during the years ended December 31, 2000 and 1999, respectively, and net income of $17,101 for the six months ended June 30, 2001. Current liabilities at June 30, 2001 of $1,672,185 exceed current assets of $254,159. Total liabilities at June 30, 2001 of $2,885,799 exceed total assets of $1,180,399. The Company's continued existence depends upon the Company continuing to maintain profitable operations sufficient to meet the Company's obligations as they come due or success of management's continued efforts to raise additional capital. The Company intends to obtain capital primarily through issuance of common stock and debt financing. There can be no degree of assurance that the Company will be successful in securing additional capital.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During March 2000, a promissory note to a third party was converted to the Company's common stock. Terms of the conversion provided that the Company guaranteed that the Company's shares conveyed would have a minimum per share value of $.20 per share at March 8, 2001 or the Company would issue additional common shares in order that the total number of shares conveyed at inception of this agreement and the additional shares obligated to be issued at March
8, 2001 at the closing share price on that date would equal $66,667. Accordingly, as the Company's share price at March 8, 2001 was $.031, the Company issued an additional 1,817,215 shares.

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business. Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company's financial position or its results of operations.

NOTE 5 - LITIGATION SETTLEMENT

On June 12, 2000 the Company entered into a settlement agreement with plaintiffs that sought additional consideration from the Company as a result of the original merger with Rosegold Corporation in 1996. As part of this settlement agreement, the Company issued to plaintiffs 500,000 of the Company's common shares in escrow that are subject to Rule 144 of the Securities Exchange Act. If these shares had an aggregate value of more than $400,000, determined by the average of the mid of the high bid and low asked price at the closing for the first five trading days prior to the first trading day 365 days after execution of this Agreement, the excess number of shares are to be returned to the Company. At June 12, 2001, 500,000 common shares were released by the escrow agent to the plaintiffs and none were returned to the Company.

NOTE 6 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer/shareholder. These amounts are convertible into common stock of the Company with the conversion price determined on the last business day of each respective year. The amounts are cumulatively convertible. At December 31, 2000 and thereafter, the officer/shareholder can elect to convert the deferred compensation obligation outstanding to 7,076,444 shares. In addition, deferred compensation incurred during the six month period ended June 30, 2001 of $50,000 may also be converted into the Company's common stock based on the conversion price determined on the last trading day of 2001 or on the last trading day before the Company notifies the officer/shareholder that it will begin to pay the compensation in cash.

NOTE 7 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company had not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000. As of January 12, 2001, the Department of Treasury notified the Company that the total obligation due as of that date is $720,975, which includes penalties and interest. Prior to this date, the Company entered into a settlement agreement with the Department of Treasury that provides for installment payments to the Internal Revenue Service as follows: $5,000 per month for the year 2001, increasing to $20,000 per month for 2002 and $25,000 per month for 2003. In addition, the Company is obligated to remit certain lump sum installment payments that range from $40,000 to $100,000 for the period May 15, 2001 to December 15, 2002. The Company is also obligated to remit the net proceeds of a sale of its land held for investment. The Internal Revenue Service has recorded liens on all assets of the Company. The Company is current with its ongoing payroll tax deposits and installment payments required under this agreement and at June 30, 2001, the Company's liability for payroll tax obligations is recorded at $609,542.

NOTE 8 - SEGMENT INFORMATION

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

Revenues from the Software Sales and Rental segment include sales from Canada of $15,411 and $257,631 for the six months ended June 30, 2001 and 2000, respectively. All other revenues are from U.S. operations.

Segment Loss Allocation

                              Dietary          Software
                            Services and      Sales and
Six Months Ended June 30,     Supplies          Rental            Total
                            -------------    -------------    -------------
2001

Revenue                     $     308,976    $     540,526    $     849,502

Interest Expense                   19,020           33,273           52,293

Amortization - software            53,391           93,402          146,793

Segment income (loss)             (33,931)          51,032           17,101

2000

Revenue                     $     323,854    $     570,948    $     894,802

Interest Expense                   39,907           70,355          110,262

Amortization - software            78,054          137,608          215,662

Segment loss                     (113,286)        (445,008)        (558,294)


Segment Loss Reconciliation

                                                 2001              2000
                                             -------------    -------------
     Total income (loss) for reportable
      segments                               $      17,101    $    (558,294)

     Unallocated amount:
          Debt settlement                               --         (105,850)
                                             -------------    -------------
     Net income (loss)                       $      17,101    $    (664,144)
                                             =============    =============

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

SureQuest Systems, Inc. is uniquely positioned in its industry because of its proprietary technology that provides, directly and through strategic alliance partners, nutrition management systems and services to single and multi-facility assisted living and long term care providers, hospitals and other captive feeding organizations and to food service management companies in over 40 states and Canada. The Company's strategic alliance partners comprise certain of the largest food distribution and healthcare management companies in the United States and Canada. These partners have aligned with the Company because of their recognition that the Company's nutrition based menu products and services are state of the art in the industry. The Company's software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over fifty nutrients of foods consumed. Recognizing that there will continue to be significant opportunities in nutrition delivery systems, the Company developed during the year 2001 a strategic plan to increase revenues and become profitable by transforming the Company into a knowledge and information Company providing electronic (internet) access to its products and services. Web-enabling the most common features of our proprietary dietary software will provide to our customers: 1) user installed and self paced instruction; 2) reduced complexity; 3) all database information and programs maintained by SureQuest Systems, Inc. and, 4) introduction of a low priced monthly service and product fee arrangement. Concurrently, the Company continues to expand its present product and services delivery systems, including the introduction in 2000 of the multi-user version of its software and a low cost menu module so that its products and services are affordable to the entire industry. Management anticipates that these new products will be successful in attracting continued Company revenue growth during the third quarter of 2001.

To facilitate this development and implementation, the Company continues to pursue investment capital and continues to review the Company's planned business strategies with various organizations.

Through emphasis on high margin license fee revenues and continued reduction of general and administrative expenses, the Company experienced a net profit of $169,069 for the three months ended June 30, 2001 and a net profit of $17,101 for the six months ended June 30, 2001. This compares to net losses of $395,218 and $664,144 for the same three month and six month periods in 2000. Prior to 2001, the Company incurred operating losses of $1,364,379 and $1,577,767, respectively, for the years ended December 31, 2000 and 1999. In addition, the Company has outstanding payroll tax obligations of $609,542 at June 30, 2001 which is a reduction from that outstanding of $738,348 at December 31, 2000. The Company is current with the provisions of an installment payment settlement agreement related to these payroll tax obligations reached with the Department of Treasury during 2000. Because of continued operating losses, outstanding payroll tax obligations, and liabilities in excess of assets at December 31, 2000, the Company's independent auditor issued a "going concern" opinion report in the December 31, 2000 and 1999 Annual Report, Form 10-KSB filing. Notwithstanding the operating income during the first six months of 2001, the Company may not be able continue operations without additional investment capital due to the excess of liabilities to assets at June 30, 2001. Management does believe that monthly recurring revenues are sufficient to fund ongoing operating expenses and that the Company is positioned to realize net income for the third quarter of 2001. However, the Company's ability to meet its creditor obligations on a timely schedule may depend on continued new sales growth and resulting revenues during the fourth quarter of 2001. In addition, a majority of the Company's recorded revenues are concentrated with several food distributor alliances. The termination of one or more of these relationships would have a significant impact on revenues and results or operations.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended June 30, 2001 were $562,213, an increase of $109,359 from total revenues of $452,854 for the corresponding three month period ended June 30, 2000. Total revenues for the six months ended June 30, 2001 were $849,502, a decrease of $45,300 over total revenues of $894,802 for the corresponding six month period ended June 30, 2000.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $146,069 for the three months ended June 30, 2001, a decrease of $2,617 from total dietary services and supplies revenues of $148,686 for the corresponding three month period ended June 30, 2000. Total dietary services and supplies revenues were $308,976 for the six months ended June 30, 2001, a decrease of $14,878 over total revenues of $323,854 for the corresponding six month period ended June 30, 2000. The decrease for the six month period ended June 30, 2001 is primarily attributable to a $13,561 decrease in service bureau paper menu services.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $416,144 for the three months ended
June 30, 2001, an increase of $111,976 from total software sales and rental revenues of $304,168 for the corresponding three month period ended June 30, 2000. This increase is primarily due to $275,000 of license fee revenue earned from a strategic partner during the three months ended June 30, 2001 as compared to $130,000 of license fee revenue earned for the same three month period in 2000. Total software sales and rental revenues for the six month period ended June 30, 2001 were $540,526, a decrease of $30,422 from total software sales and rental revenues of $570,948 for the corresponding six month period ended June 30, 2000. This decrease is primarily attributable to a reduction of approximately $30,000 in DOS monthly software and hardware fees, sales and related technical support revenues during the six month period ended June 30, 2001. Technical support revenues related to the Windows products increased approximately $17,000 for the six month period ended June 30, 2001 offset by a decrease of approximately $19,400 for other Windows products and services as compared to the same six month period ended June 30, 2000.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $41,348 (28% of dietary services and supplies second quarter 2001 revenues) for the three months ended June 30, 2001, a decrease of $22,669 from total dietary services and supplies cost of revenues of $64,017 (43% of dietary services and supplies second quarter 2000 revenues) for the corresponding period ended June 30, 2000. The decrease is primarily attributable to a $20,765 decrease to cost of menus and forms inventory at June 30, 2001 that adjusted previous estimates. This decrease included the valuation of menus and forms inventory on hand at June 30, 2001 and resulting reduction in cost of revenues from decreased menu and forms revenues of $5,870 for the three month period ended June 30, 2001 as compared to the same three month period ended June 30, 2000. Dietary services and supplies cost of revenues was $102,510 (33% of dietary services and supplies revenues) for the six months ended June 30, 2001, a $28,116 decrease from total dietary services and supplies cost of revenues of $130,626 (40% of dietary services and supplies revenues for the six month period ended June 30, 2000) as compared to the same six month period ended June 30, 2000. This decrease is primarily attributable to the decrease in menu and forms revenues and inventory valuation occurring during the second quarter of 2001. During the six month period ended June 30, 2001, there was also a $6,126 reduction in the cost of consulting dieticians as compared to the same six month period ended June 30, 2000.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $26,696 (6% of second quarter 2001 software sales and rental revenues) for the three months ended June 30, 2001, a decrease of $22,108 over total software sales and rental cost of revenues of $48,804 (16% of second quarter software sales and rental 2000 revenues) for the corresponding period ended June 30, 2000. The decrease is primarily due to the elimination of certain technical support personnel related to programming that decreased costs approximately $9,000 and the reduction in costs related to decreasing DOS revenues that resulted in a reduction of costs of approximately $7,000 and a reduction of travel expenses related to software installation training of approximately $6,000. Total software sales and rental cost of revenues was $62,359 (12% of software sales and rental revenues) for the six months ended June 30, 2001, a $26,416 decrease over total software sales and rental cost of revenues of $88,775 (16% of software sales and rental revenues) for the comparable six month period ended June 30, 2000. The reduction in cost of revenues for the six month period ended June 30, 2001 is primarily the result of the reduction in second quarter 2001 cost of revenues detailed above with an additional $3,000 reduction in training software installation expenses during the first quarter of 2001.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $18,409 (3% of second quarter 2001 revenues) for the three months ended June 30 2001, a decrease of $23,401 from total sales and marketing expenses of $41,450 (9% of second quarter 2000 revenues) for the corresponding three month period ended June 30, 2000. The decrease during the second quarter 2001 as compared to the comparable period during 2000 is primarily due to the termination during the year 2000 of a third party marketing relationship that resulted in approximately $14,000 of expense during the three months ended June 30, 2000. In addition, the Company reduced advertising expenses, including trade show expenses, by $6,235 as compared to the same three month period in 2000. Total sales and marketing operating expenses were $41,483 (5% of six month ended June 30, 2001 revenues)for the six months ended June 30, 2001, a decrease of $80,344 from total sales and marketing expenses of $121,827 (14% of six month ended June 30, 2000 revenues) for the six month period ended June 30, 2000. This decrease is primarily attributable to the elimination of third party marketing consultants during 2000 that resulted in an expense of $71,307 for the six month period ended June 30, 2000

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $194,675 (35% of second quarter 2001 revenues) for the three months ended June 30, 2001, a decrease of $231,768 from total general and administrative expenses of $426,443 (94% of second quarter 2000 revenues) for the corresponding three month period ended June 30, 2000. The decrease of $231,768 during the second quarter of 2001 as compared to the same period in 2000 is primarily due to a reduction in officer salaries of $2,097, a reduced general office staff and corresponding salaries of $29,766, a decrease in employee benefits of $3,900, a reduction in telephone expense of $7,997, a reduction in software maintenance of $124,467 and a reduction in the use of outside professional services in the amount of $41,295. Total general and administrative expenses were $408,675 (48% of six months ended June 30, 2001 revenues) for the six months ended June 30, 2001, a $332,593 decrease from total general and administrative expenses of $741,268 (83% of six months ended June 30, 2000 revenues) for the six month period ended June 30, 2000. The decrease of $332,593 during the six months ended June 30, 2001 is primarily due to reduction of officer salaries of $14,212, reduction of general office salaries and related payroll taxes of $62,114, reduction of telephone expense of $7,345, increase in employee benefits of $9,018, increase in office rent of $15,105, decrease in office supplies of $7,126, reduction in travel expenses of $8,041, decrease in moving expenses of $6,477, reduction in outside professional services of $71,137 and a decrease in software maintenance of $163,408. The reductions in general and administrative expenses are the result of continued emphasis on maintaining only those resources necessary for increasing sales revenues and providing support services to the Company's customer base. Software maintenance expenses incurred during 2000 resulted in enhancement of product features including adding a multi-user environment to the Company's dietary software and ongoing maintenance of existing product features.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $80,345 for the three months ended June 30, 2001, a decrease of $38,612 from total depreciation and amortization expense of $118,957 for the corresponding period ended June 30, 2000. Depreciation and amortization expense was $160,486 for the six months ended June 30, 2001, a decrease of $76,032 from the corresponding six month period ended June 30, 2000. The Company completed amortization of its DOS software during the year 2000 resulting in decreased software amortization during the first and second quarters of 2001.

INTEREST EXPENSE

Interest expense was $28,961 for the three months ended June 30, 2001, a decrease of $14,881 over interest expense of $43,842 for the corresponding three month period ended June 30, 2000. This decrease of $14,881 is primarily due to a provision of interest for payroll tax obligations during the second quarter of 2000. Interest expense for the six months ended June 30, 2001 was $52,293, a $57,969 decrease in interest expense for the six months ended June 30, 2000 of $110,262. This $57,969 decrease is primarily due to charges during 2000 of $23,666 interest related to convertible debentures issued with a beneficial conversion feature, vendor obligation interest of $2,746, payroll tax obligations interest provisions and interest of $3,472 incurred on obligations that were converted to equity during the year 2000.

LIQUIDITY

The Company experienced net income of $169,069 and $17,101, respectively, for the three month and six month periods ended June 30, 2001. This income compares to net losses of $395,218 and $664,144 for the comparable three month and six month periods ended June 30, 2000. The Company has dramatically decreased its sales and marketing and general and administrative operating expenses by incorporating efficiencies through reliance on marketing through its network of distributor alliances that eliminates direct sales costs. In addition, during 2001 the Company did not incur software maintenance costs. Management does not project material software maintenance expenditures for the remainder of 2001. The Company continues to grow its customer base and management projects third quarter income based on preliminary third quarter revenue results to date.

The Company has historically financed its operations primarily through debt financing provided by shareholders, officers and affiliates. For the three months ended June 30, 2001, the Company realized net income of $169,069. The Company is in a position to sustain operations and meet its current obligations if the Company can continue to realize net income. Although management believes that continued profitable operations are attainable, there can be no assurance that revenues will continue to meet and exceed those achieved during the three month period ended June 30, 2001 of $562,213. If comparable operating results are not achieved, the Company's ability to sustain operations may be dependent upon additional investment capital and/or debt financing because of the Company's negative working capital position and the excess of total liabilities to assets at June 30, 2001. Although management believes that such investment/financing can be realized, there can be no assurance that the Company will be successful and that, if successful, additional equity/financing may result in dilution to the Company's stockholders. In addition, the Company has identified certain business segments that will significantly, in management's opinion, increase revenues and net income. Implementation of this plan is dependent upon the Company securing investment capital. While the Company has identified creditable prospective investors and continues to be engaged in positive discussions with these prospective investors, there can be no assurance that these discussions will result in investment for the Company to implement its business plan.

The Company used net cash of $36,385 in operations for the six month period ended June 30, 2001 as compared to $151,689 cash used in operating activities for the six month period ended June 30, 2000. During the six months ended June 30, 2001, the Company continued to decrease its payroll tax obligations ($128,806), accounts payable ($53,567) and accrued expenses ($21,413). Accounts receivable - trade increased by $70,171 for the six period ended June 30, 2001 as compared to a $97,759 increase for the six month period ended June 30, 2000. Non cash adjustments charged to operations for the six months ended June 30, 2001 are depreciation and amortization of $160,486 ($236,518 for six months ended June 30, 2000), provision for bad debt of $8,346 (($5,599) for the six month period ended June 30, 2000), and interest charges of $7,500 for common stock issued in conjunction with debt. During the six month period ended June 30, 2000, there were additional non cash charges to operations of $195,820 for common stock issued as payment for consulting services, $85,000 for common stock issued as litigation settlement, $9,865 for common stock options issued for services and in conjunction with debt and $23,666 interest charges related to convertible debentures issued with a beneficial conversion feature. The Company provided net cash from financing activities of $44,502 for the six month period ended June 30, 2001 compared to $172,522 cash provided for the six month period ended June 30, 2000, reflecting a lesser reliance on funding for 2001 due to
improvements in operations.   During the six month period ended June 30,
2001, the Company received $116,410 proceeds from the issuance of convertible debentures and retired debt obligations in the amount of $71,908. During the six month period ended June 30, 2000, the Company received proceeds of $78,303 from the issuance of convertible debentures, $16,998 proceeds from notes payable of officers, shareholders and affiliates, $100,000 from common stock subscribed and $56,000 from sale of common stock. During this same period, the Company also retired debt of $770,188 through common stock issuance and retired additional debt of $76,413 by cash payment.

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

SureQuest Systems, Inc., a Nevada Corporation
(Registrant)

Date: August 13, 2001

BY: /s/ C. Scott Sykes, Jr.
   ----------------------------
   C. Scott Sykes, Jr.
   President