Form 10QSB
period 2001-09-30
SUREQUEST SYSTEMS INC
filed 2001-11-13
CIK 1029405

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended September 30, 2001


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission file number


                                SUREQUEST SYSTEMS, INC.
                    (Name of Small Business Issuer in its Charter)

               NEVADA                                       41-1826635
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                          13606 T I Blvd., Dallas, Texas 75243
                        (Address of principal executive offices)

                                     972 / 238-7200
                              (Issuer's telephone Number)

    check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   As of September 30, 2001, 34,301,014 shares of Common Stock were outstanding.

  THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B
       OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                     INDEX


PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets at September 30, 2001 (unaudited)
and December 31, 2000......................................................  3

Consolidated Statements of Operations for the three
months ended September 30, 2001 and 2000 (unaudited).......................  5

Consolidated Statements of Operations for the nine
months ended September 30, 2001 and 2000 (unaudited).......................  6

Consolidated Statements of Cash Flows for the nine
months ended September 30, 2001 and 2000 (unaudited).......................  7

Notes to Consolidated Financial Statements.................................  9

Item 2.  Management's Discussion and Analysis or Plan of Operation......... 13

PART II - Other Information................................................ 19

Item 1.  Legal Proceedings................................................. 19

Item 2.  Changes in Securities............................................. 19

Item 3.  Defaults Upon Senior Securities................................... 19

Item 4.  Submission of Matters to a Vote of Securities Holders............. 20

Item 5.  Other Information................................................. 20

Item 6.  Exhibits and Reports on Form 8-K.................................. 20

Signature.................................................................. 20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                September 30,
                                                                    2001        December 31,
                                                                 (unaudited)        2000
                                                                ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                     $      2,916    $      3,744
  Note receivable                                                      2,500           2,500
  Accounts receivable - trade, less allowance
    for doubtful accounts of $28,744 and $32,486 at
    September 30, 2001 and December 31, 2000,
    respectively                                                     201,726         165,842
  Prepaid expenses and other current assets                           21,487           9,129
                                                                ------------    ------------
    Total current assets                                             228,629         181,215

PROPERTY AND EQUIPMENT
  Office furniture and fixtures                                       13,871          13,871
  Computer equipment                                                 178,491         173,297
  Office and other equipment                                          28,870          28,675
  Leasehold improvements                                              62,357          62,357
                                                                ------------    ------------
                                                                     283,589         278,200
  Less: Accumulated depreciation and amortization                   (225,665)       (205,126)
                                                                ------------    ------------
    Net property and equipment                                        57,924          73,074

OTHER ASSETS
  Land held for sale                                                 277,300         277,300
  Capitalized software development costs, net of
    accumulated amortization of $1,540,513 and $1,320,324
    at September 30, 2001 and December 31, 2000,
    respectively                                                     501,542         721,731
  Other                                                                7,662           7,727
                                                                ------------    ------------
    Total other assets                                               786,504       1,006,758
                                                                ------------    ------------

TOTAL ASSETS                                                    $  1,073,057    $  1,261,047
                                                                ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.


                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                September 30,
                                                                    2001        December 31,
                                                                 (unaudited)        2000
                                                                ------------    ------------
CURRENT LIABILITIES
  Current portion of convertible debentures                     $    110,953    $     15,898
  Current portion of notes payable to officers,
    shareholders and affiliates                                      217,777         124,796
  Current portion of long-term debt and credit lines                 144,643         169,052
  Accounts payable - trade                                           207,614         366,249
  Payroll tax obligations                                            604,912         738,348
  Accrued expenses                                                    34,363          87,406
  Accrued interest                                                   213,445         191,445
  Advances from officers and affiliates                                   --          22,571
                                                                ------------    ------------
    Total current liabilities                                      1,533,707       1,715,765

CONVERTIBLE DEBENTURES - net of current portion                      105,562         107,405
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
  AND AFFILIATES, net of current portion                             773,801         823,792
LONG-TERM DEBT AND CREDIT LINES, net of current portion               20,226          39,204
DEFERRED COMPENSATION                                                354,414         304,882
                                                                ------------    ------------
    Total liabilities                                              2,787,710       2,991,048

COMMITMENTS AND CONTINGENCIES (Note 4)                                    --              --

SHAREHOLDERS' DEFICIT
  Preferred stock - $.001 par value, 1,000,000 shares
    authorized, none issued and outstanding                               --              --
  Common stock - $.001 par value, 50,000,000 shares
    authorized, 34,301,014 and 32,407,257 issued and
    outstanding at September 30, 2001 and December 31,
    2000, respectively                                                34,301          32,407
  Additional paid-in capital                                       5,100,174       5,094,568
  Accumulated deficit                                             (6,849,128)     (6,856,976)
                                                                ------------    ------------
    Total shareholders' deficit                                   (1,714,653)     (1,730,001)
                                                                ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $  1,073,057    $  1,261,047
                                                                ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.


                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                        September 30,
                                                                ----------------------------
                                                                    2001            2000
                                                                ------------    ------------
Revenues
  Dietary services and supplies                                 $    138,091    $    132,754
  Software sales and rental                                          264,351         239,884
                                                                ------------    ------------
      Total revenues                                                 402,442         372,638

Cost of revenues
  Dietary services and supplies                                       59,711          53,777
  Software sales and rental                                           39,198          35,594
                                                                ------------    ------------
      Total cost of revenues                                          98,909          89,371
                                                                ------------    ------------
Gross profit                                                         303,533         283,267

Operating expenses
  Sales and marketing                                                 26,807          42,940
  General and administrative                                         172,330         210,230
  Depreciation and amortization                                       80,243         119,916
                                                                ------------    ------------
      Total operating expenses                                       279,380         373,086
                                                                ------------    ------------

Income (loss) from operations                                         24,153         (89,819)

Other (income) expense
  Interest expense                                                    34,496          92,853
  Other, net                                                          (1,089)            582
                                                                ------------    ------------
      Total other expense, net                                        33,407          93,435
                                                                ------------    ------------
Net loss before income tax provision                                  (9,254)       (183,254)
Income tax provision                                                      --              --
                                                                ------------    ------------
Net loss                                                        $     (9,254)   $   (183,254)
                                                                ============    ============
Basic and diluted net loss per weighted average
share of common stock outstanding                               $       0.00    $      (0.01)
                                                                ============    ============
Weighted average number of shares of basic
and diluted common stock outstanding                              34,472,587      32,397,396
                                                                ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                        September 30,
                                                                ----------------------------
                                                                    2001            2000
                                                                ------------    ------------
Revenues
  Dietary services and supplies                                 $    447,067    $    456,608
  Software sales and rental                                          804,877         810,832
                                                                ------------    ------------
      Total revenues                                               1,251,944       1,267,440

Cost of revenues
  Dietary services and supplies                                      162,221         184,403
  Software sales and rental                                          101,557         124,369
                                                                ------------    ------------
      Total cost of revenues                                         263,778         308,772
                                                                ------------    ------------
Gross profit                                                         988,166         958,668

Operating expenses
  Sales and marketing                                                 68,290         164,767
  General and administrative                                         581,005         951,472
  Depreciation and amortization                                      240,729         356,365
                                                                ------------    ------------
      Total operating expenses                                       890,024       1,472,604
                                                                ------------    ------------
Income (loss) from operations                                         98,142        (513,936)

Other expense
  Interest expense                                                    86,789         203,115
  Other, net                                                           3,505         130,347
                                                                ------------    ------------
      Total other expense, net                                        90,294         333,462
                                                                ------------    ------------
Net income (loss) before income tax provision                          7,848        (847,398)
Income tax provision                                                      --              --
                                                                ------------    ------------
Net Income (loss)                                               $      7,848    $   (847,398)
                                                                ============    ============
Basic and diluted net loss per weighted average
share of common stock outstanding                               $       0.00    $      (0.03)
                                                                ============    ============
Weighted average number of shares of basic
and diluted common stock outstanding                              33,982,284      30,609,412
                                                                ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                        September 30,
                                                                ----------------------------
                                                                    2001            2000
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $      7,848    $   (847,398)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities
    Depreciation and amortization                                    240,729         356,365
    Provision for bad debt                                            14,866           8,000
    Common stock issued in conjunction with debt                       7,500              --
    Common stock options issued for services
      and in conjunction with debt                                        --          11,047
    Common stock issued as payment for consulting services                --         197,196
    Common stock issued as litigation settlement                          --          85,000
    Convertible debentures issued with a beneficial conversion feature    --          23,666
  (Increase) decrease in
    Notes receivable                                                      --          (2,500)
    Accounts receivable - trade                                      (50,750)        (69,295)
    Prepaid expenses and other current assets                        (12,358)        (13,098)
    Other                                                                 65           4,143
  Increase (decrease) in
    Accounts payable                                                (158,635)          3,114
    Payroll tax obligations                                         (133,436)        127,273
    Accrued expenses                                                 (53,043)        (75,036)
    Accrued interest                                                  22,000          53,774
    Deferred compensation - net                                       49,532          56,400
                                                                ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                                (65,682)        (81,349)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                 (5,390)        (17,287)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in advances from officers and affiliates              (22,571)             --
  Proceeds from convertible debentures                               116,410          78,303
  Payments on convertible debentures                                 (23,198)         (3,000)
  Proceeds from notes payable to officers, shareholders and
    affiliates                                                        58,000          16,998
  Payments on notes payable to officers, shareholders and
    affiliates                                                       (15,010)        (21,978)
  Proceeds from long-term debt                                            --             634
  Payments on long-term debt                                         (43,387)        (99,628)
  Proceeds from common stock subscribed                                   --         100,000
  Proceeds from sale of common stock                                      --          56,000
                                                                ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                           70,244         127,329
                                                                ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (828)         28,693
Cash and cash equivalents at beginning of period                       3,744           3,795
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $      2,916    $     32,488
                                                                ============    ============



                                                                        September 30,
                                                                ----------------------------
                                                                    2001            2000
                                                                ------------    ------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

  Retirement of convertible debentures by common stock issuance $         --    $    767,889
  Retirement of affiliate and long term officer advances
    by common stock issuance                                              --         501,609
  Retirement of deferred compensation by common stock issuance            --         173,689
  Retirement of long term debt by common stock issuance                   --          94,890


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month and three month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained a net loss of $1,364,379 and $1,577,767 during the years ended December 31, 2000 and 1999, respectively, and net income of $7,848 for the nine months ended September 30, 2001. Current liabilities at September 30, 2001 of $1,533,707 exceed current assets of $228,629. Total liabilities at September 30, 2001 of $2,787,710 exceed total assets of $1,073,057. The Company's continued existence depends upon the Company continuing to maintain profitable operations sufficient to meet the Company's obligations as they come due and/or success of management's continued efforts to raise additional capital. The Company intends to obtain capital primarily through issuance of common stock and debt financing. There can be no degree of assurance that the Company will be successful in securing additional capital.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

During March 2000, a promissory note to a third party was converted to the Company's common stock. Terms of the conversion provide that the Company guarantees that the Company's shares conveyed will have a minimum per share value of $.20 per share at March 8, 2001 or the Company will issue additional common shares in order that the total number of shares conveyed at inception of this agreement and the additional shares obligated to be issued at March 8, 2001 at the closing share price on that date will equal $66,667. Accordingly, as the Company's share price at March 8, 2001 was $.031, the Company issued an additional 1,817,215 shares.

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

NOTE 6 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer/shareholder. These amounts are convertible into common stock of the Company with the conversion price determined on the last business day of each respective year. The amounts are cumulatively convertible. At December 31, 2000 and thereafter, the officer/shareholder can elect to convert the deferred compensation obligation outstanding at December 31, 2000 to 7,076,444 shares. In addition, deferred compensation incurred during the nine month period ended September 30, 2001 of $49,532 may also be converted into the Company's common stock based on the conversion price determined on the last trading day of 2001 or on the last trading day before the Company notifies the officer/shareholder that it will begin to pay the compensation in cash.

NOTE 7 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company had not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000. As of January 12, 2001, the Department of Treasury notified the Company that the total obligation due as of that date is $720,975, which includes penalties and interest. Prior to this date, the Company entered into a settlement agreement with the Department of Treasury that provides for installment payments to the Internal Revenue Service as follows: $5,000 per month for the year 2001, increasing to $20,000 per month for 2002 and $25,000 per month for 2003. In addition, the Company is obligated to remit certain lump sum installment payments that range from $40,000 to $100,000 for the period May 15, 2001 to December 15, 2002. The Company is also obligated to remit the net proceeds of a sale of its land held for investment. The Internal Revenue Service has recorded liens on all assets of the Company. At September 30, 2001, the Company's liability for payroll tax obligations is recorded at $604,912.

On September 20, 2001, the Company filed an offer and compromise proposed agreement with the Internal Revenue Service that provides for the Company to remit twenty four equal monthly installments of $12,500 as full settlement of all outstanding employer and employee payroll tax obligations for the years 1998, 1999 and 2000. This proposed aggregate amount of $300,000 is significantly less than the recorded obligation outstanding at

September 30, 2001. There can be no assurance that the Internal Revenue Service will accept the proposed settlement agreement. The Company expects to be notified of the Internal Revenue Service decision during the fourth quarter of this year. The Company continues to remit $5,000 per month in accordance with the settlement agreement in force.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments: Dietary Services and Supplies and Software Sales and Rental. The Dietary Services and Supplies segment provides menu services that consist of hard copy menus to its customers and related paper products. The Software Sales and Rental segment provides sales and rental of its proprietary dietary software, installation services and technical support to the user. The Company also has a proprietary scheduling software sales and technical support segment but the revenues are insignificant to the consolidated operations of the Company and are included with the Software Sales and Rental segment.

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

Revenues from the Software Sales and Rental segment include sales from Canada of $21,838 and $271,357 for the nine months ended September 30, 2001 and 2000, respectively. All other revenues are from U.S. operations.

Segment Loss Allocation

                                     Dietary Software
                                       Services and   Sales and
Nine Months Ended                        Supplies      Rental        Total
September 30, 2001                       ---------    ---------   -----------
Revenue                                 $  447,067   $  804,877   $  1,251,944

Interest Expense                            31,131       55,658         86,789

Amortization - software                     78,981      141,208        220,189

Segment income (loss)                       (4,202)      12,050          7,848

2000

Revenue                                 $  456,608   $  810,832   $  1,267,440

Interest Expense                            73,174      129,941        203,115

Amortization - software                    116,542      206,951        323,493

Segment loss                              (138,392)    (603,156)      (741,548)

Segment Loss Reconciliation
                                           2001          2000
                                        ----------    ----------
  Total income (loss) for reportable
    segments                            $    7,848   $ (741,548)

  Unallocated Amount:
    Debt settlement                            --      (105,850)
                                        ----------   ----------
  Net income (loss)                     $    7,848   $ (847,398)
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

SureQuest Systems, Inc. is uniquely positioned in its industry because of its proprietary technology that provides, directly and through strategic alliance partners, nutrition management systems and services to single and multi-facility assisted living and long term care providers, hospitals and other captive feeding organizations and to food service institutions in over 40 states and Canada. These strategic alliance partner networks, comprising certain of the largest food distribution and healthcare management companies in the United States and Canada, have aligned with the Company because of their recognition that the Company's menu based products and services are state of the art in the industry. The Company's software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over 50 nutrients of foods consumed. Recognizing that there will continue to be significant opportunities in nutrition delivery systems, the Company developed during the year 2001 a strategic plan to increase revenues and become profitable by transforming the Company into a knowledge and information Company providing electronic (internet) access to its products and services. Web-enabling the most common features of our proprietary dietary software will provide to our customers: 1) user installed and self paced instruction; 2) reduced complexity; 3) all database information and programs maintained by SureQuest Systems, Inc. and, 4) introduction of a low priced monthly service and product fee arrangement. Concurrently, the Company continues to expand its present product and services delivery systems, including the multi-user version of its software introduced in 2000 and a low cost menu module so that its products and services are affordable to the entire industry. Management anticipates that these new products will be successful in attracting continued Company revenue growth during the fourth quarter of 2001 and thereafter.

To facilitate this development and implementation, the Company continues to seek investment capital. There can be no assurance that the Company will access this capital.

Through emphasis of high margin license fee revenues and continued reduction of general and administrative expenses, the Company experienced for the nine months ended September 30, 2001, a net profit of $7,848 and a net loss of $9,254 for the three months ended September 30, 2001. This compares to net losses of $847,398 and $183,254 for the same nine month and three month periods in 2000. Prior to 2001, the Company incurred operating losses of $1,364,379 and $1,577,767, respectively, for the years ended December 31, 2000 and 1999. In addition, the Company has outstanding payroll tax obligations of $604,912 at September 30, 2001 which is a reduction from that outstanding of $738,348 at December 31, 2000. On September 24, 2001, the Company filed with the Internal Revenue Service a proposed offer and compromise monthly installment settlement agreement of $12,500 per month for a period of twenty four months. If accepted by the Internal Revenue Service, the settlement agreement presently in force will be replaced by this proposal. As a result, significant penalties and interest would be abated. There can be no assurance that this proposal will be accepted by the Internal Revenue Service. If rejected, the Company will continue to be subject to the installment agreement in effect. The Company continues to remit $5,000 monthly to the Internal Revenue Service, pending notification of the revised settlement offer.

Because of the historical operating losses, outstanding payroll tax obligations and liabilities in excess of assets at December 31, 2000, the Company's independent auditor issued a "going concern" opinion report in the December 31, 2000 and 1999 Annual Report, Form 10-KSB filing. Notwithstanding the operating income during the first nine months of 2001, the Company may not be able continue operations without additional investment capital due to the excess of liabilities to assets at September 30, 2001. Management does believe that monthly recurring revenues are sufficient to fund ongoing operating expenses. However, the Company's ability to meet its creditor obligations, including the Internal Revenue Service, on a timely schedule depends on increased sales and resultant operating income during the fourth quarter of 2001 and thereafter.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended September 30, 2001 were $402,442, an increase of $29,804 from total revenues of $372,638 for the corresponding three month period ended September 30, 2000. Total revenues for the nine months ended September 30, 2001 were $1,251,944, a decrease of $15,496 over total revenues of $1,267,440 for the corresponding nine month period ended September 30, 2000.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $138,091 for the three months ended September 30, 2001, an increase of $5,337 from total dietary services and supplies revenues of $132,754 for the corresponding three month period ended September 30, 2000. Total dietary services and supplies revenues were $447,067 for the nine months ended September 30, 2001, a decrease of $9,541 over total revenues of $456,608 for the corresponding nine month period ended September 30, 2000. The decrease for the nine month period ended September 30, 2001 is primarily attributable to a $4,625 decrease in service bureau paper menu services. The Company projects that dietary services and supplies revenues will continue to decrease due to customers electing to install the Company's dietary software that allows the customer to process their own menus. This decrease should correspondingly increase the revenues from software sales and rentals due to these increased placements.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $264,351 for the three months ended September 30, 2001, an increase of $24,467 from total software sales and rental revenues of $239,884 for the corresponding three month period ended September 30, 2000. Total software sales and rental revenues for the nine month period ended September 30, 2001 were $804,877, a decrease of $5,955 from total software sales and rental revenues of $810,832 for the corresponding nine month period ended September 30, 2000. This decrease is primarily attributable to a reduction of approximately $37,500 in DOS monthly software and hardware fees, sales and related technical support revenues during the nine month period ended September 30, 2001. Technical support revenues related to the Windows products increased approximately $32,000 for the nine month period ended September 30, 2001 offset by a decrease of approximately $30,870 for other Windows products and services as compared to the same nine month period ended September 30, 2000. The Company also realized $31,200 in programming revenues for the nine month period ended September 30, 2001 as compared to $0 for the same corresponding period in 2000.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $59,711 (43% of dietary services and supplies third quarter 2001 revenues) for the three months ended September 30, 2001, an increase of $5,934 from total dietary services and supplies cost of revenues of $53,777 (41% of dietary services and supplies third quarter 2000 revenues) for the corresponding period ended September 30, 2000. Dietary services and supplies cost of revenues was $162,221 (36% of dietary services and supplies revenues) for the nine months ended September 30, 2001, a $22,182 decrease from total dietary services and supplies cost of revenues of $184,403 (40% of dietary services and supplies revenues for the nine month period ended September 30, 2000) as compared to the same nine month period ended September 30, 2000. This decrease is primarily attributable to the decrease in menu and forms revenues and resulstant decrease in cost of sales of $20,277 during the nine months ended September 30, 2001. During the nine month period ended September 30, 2001, there was also a $8,199 reduction in the cost of consulting dietitians as compared to the same nine month period ended September 30, 2000.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $39,198 (15% of software sales and rental third quarter 2001 software sales and rental revenues) for the three months ended September 30, 2001, an increase of $3,604 over total software sales and rental cost of revenues of $35,594 (15% of software sales and rental third quarter 2000 revenues) for the corresponding period ended September 30, 2000. The increase is primarily due to the modest growth in software sales and rental revenue of $24,467, specifically $7,420 of programming costs. Total software sales and rental cost of revenues was $101,557 (13% of software sales and rental revenues) for the nine months ended September 30, 2001, a $22,812 decrease over total software sales and rental cost of revenues of $124,369 (15% of software sales and rental revenues) for the comparable nine month period ended September 30, 2000. The reduction in cost of revenues for the nine month period ended September 30, 2001 is primarily the result in reduction of third quarter 2001 training costs of $9,500 with an additional approximate $13,230 reduction in support salary expenses and $8,625 reduction in license fee expenses, as compared to the nine month period ended September 30, 2000. The Company also incurred $7,420 of programming costs during the nine month period ended September 30, 2001 as compared to $0 for the comparable 2000 period.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $26,807 (7% of third quarter 2001 revenues) for the three months ended September 30 2001, a decrease of $16,133 from total sales and marketing expenses of $42,940 (12% of third quarter 2000 revenues) for the corresponding three month period ended September 30, 2000. The decrease during the third quarter 2001 as compared to the comparable period during 2000 is primarily due to the termination during the year 2000 of a third party marketing relationship that resulted in approximately $14,000 of expense during the three months ended September 30, 2000. Total sales and marketing operating expenses were $68,290 (5% of nine month ended September 30, 2001 revenues)for the nine months ended September 30, 2001, a decrease of $96,477 from total sales and marketing expenses of $164,767 (13% of nine month ended September 30, 2000 revenues) for the nine month period ended September 30, 2000. This decrease is primarily attributable to the elimination of third party marketing consultants during 2000 that resulted in an expense of $94,030 for the nine month period ended September 30, 2000. The Company also reduced trade show and advertising expenses of $17,035 during the nine months ended September 30, 2001 as compared to the comparable nine month period in 2000.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $172,330 (43% of third quarter 2001 revenues) for the three months ended September 30, 2001, a decrease of $37,900 from total general and administrative expenses of $210,230 (56% of third quarter 2000 revenues) for the corresponding three month period ended September 30, 2000. The decrease of $37,900 during the third quarter of 2001 as compared to the same period in 2000 is primarily due to an increase in officer salaries of $9,997, a reduced general office staff and corresponding salaries of $10,830, a decrease in employee benefits of $1,730, a reduction in telephone expense of $766, a reduction in software maintenance of $75,025 and a reduction in the use of outside professional services in the amount of $15,959, an increase in bad debt expense of $18,643, an increase in office rent of $6,637 due to a refund of property tax during the year 2000, a decrease in accounting services of $14,704 due to the termination of an employee, and an increase in legal expense of $23,332 for the three months ended September 30, 2001 as compared to the comparable three month period in 2000. Total general and administrative expenses were $581,005 (46% of nine months ended September 30, 2001 revenues) for the nine months ended September 30, 2001, a $370,467 decrease from total general and administrative expenses of $951,472 (75% of nine months ended September 30, 2000 revenues) for the nine month period ended September 30, 2000. The decrease of $370,467 during the nine months ended September 30, 2001 is primarily due to reduction of officer salaries of $4,105, reduction of general office salaries and related payroll taxes of $64,301, reduction of telephone expense of $9,500, increase in employee benefits of $11,775, increase in office rent of $14,850, decrease in office supplies of $7,460, reduction in outside professional services of $46,074 and a decrease in software maintenance of $232,829. The continuing reductions in general and administrative expenses are the result of continued emphasis on maintaining only those resources necessary for increasing sales revenues and providing support services to the Company's customer base. Software maintenance expenses incurred during 2000 resulted in enhancement of product features including adding a multi-user environment to the Company's dietary software and ongoing maintenance of existing product features.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $80,243 for the three months ended September 30, 2001, a decrease of $39,673 from total depreciation and amortization expense of $119,916 for the corresponding period ended September 30, 2000. Depreciation and amortization expense was $240,729 for the nine months ended September 30, 2001, a decrease of $115,636 from the corresponding nine month period ended September 30, 2000. The Company completed amortization of its DOS software during the year 2000 resulting in decreased software amortization during the year 2001.

INTEREST EXPENSE

Interest expense was $34,496 for the three months ended September 30, 2001, a decrease of $58,357 over interest expense of $92,853 for the corresponding three month period ended September 30, 2000. This decrease is primarily due to a provision of interest for payroll tax obligations during the third quarter of 2000. Interest expense for the nine months ended September 30, 2001 was $86,789, a $116,326 decrease in interest expense for the nine months ended September 30, 2000 of $203,115. This $116,326 decrease is primarily due to charges during 2000 of $23,666 interest related to convertible debentures issued with a beneficial conversion feature, vendor obligation interest of $5,746, payroll tax obligations interest provision of $58,263 and interest of $3,547 incurred on obligations that were converted to equity during the year 2000.

LIQUIDITY

The Company realized net income of $7,848 and a net loss of $9,254, respectively, for the nine month and three month periods ended September 30, 2001. These results compare to net losses of $847,398 and $183,254 for the comparable nine month and three month periods ended September 30, 2000. During 2001, the Company has dramatically decreased its sales and marketing and general and administrative operating expenses by incorporating efficiencies in its reliance on marketing through its network of distributor alliances that eliminates direct sales costs. In addition, during 2001 the Company did not incur software maintenance costs and management does not project material software maintenance expenditures for the remainder of 2001.


The Company has historically financed its operations primarily through debt financing provided by shareholders, officers and affiliates. At September 30, 2001, the Company notes payable to officers, shareholders and affiliates was $991,578 of which $217,777 are current maturities. The long term portion has no specific maturity date but the creditors have agreed to defer collection until such time as the Company is able to redeem the respective obligations. The Company also has $164,869 of long term debt and credit lines of which $144,643 is current. The long term portion of $20,226 matures in 2003. Convertible debentures are recorded at $216,515 of which $110,953 are current maturities. The long term portion is payable in equal monthly installments and matures in 2006. For the three months ended September 30, 2001, the Company experienced a net loss of $9,254. The Company is in a position to sustain operations and meet current obligations if the Company can maintain revenue growth through future quarters. Although management believes that continued profitable operations are attainable, there can be no assurance that revenues will continue to meet and exceed those achieved during the three month period ended September 30, 2001 of $402,442. If profitable operating results are not achieved, the Company's ability to sustain operations may be dependent upon additional investment capital and/or debt financing because of the Company's negative working capital position and the excess of total liabilities to assets at September 30, 2001. Although management believes that such investment/financing can be realized, there can be no assurance that the Company will be successful and that, if successful, additional equity/financing may result in dilution to the Company's stockholders. The Company has identified certain business segments that will significantly, in management's opinion, increase revenues and net income. Implementation of this plan is dependent upon the Company securing investment capital. There can be no assurance that the Company will secure this capital.

The Company used net cash of $65,682 in operations for the nine month period ended September 30, 2001 as compared to $81,349 cash used in operating activities for the nine month period ended September 30, 2000. During the nine months ended September 30, 2001, the company continued to decrease its payroll tax obligations ($133,436), accounts payable ($158,635) and accrued expenses ($53,043). Accounts receivable - trade continued to increase by $50,750 for the nine period ended September 30, 2001 as compared to a $69,295 increase for the nine month period ended September 30, 2000. Non cash adjustments charged to operations for the nine months ended September 30, 2001 are depreciation and amortization of $240,729 ($256,365 for the nine months ended September 30, 2000), provision for bad debts of $14,866 ($8,000 for the nine month period ended September 30, 2000), and interest charges of $7,500 for common stock issued in conjunction with debt. During the nine month period ended September 30, 2000, there were additional non cash charges to operations of $197,196 for common stock issued as payment for consulting services, $85,000 for common stock issued as litigation settlement, $11,047 for common stock options issued for services and in conjunction with debt and $23,666 interest charges related to convertible debentures issued with a beneficial conversion feature.

The Company provided net cash from financing activities of $70,244 for the nine month period ended September 30, 2001 compared to $127,329 cash provided for the nine month period ended September 30, 2000, reflecting a smaller
reliance on funding for 2001 due to the improvements in operations.   During
the nine month period ended September 30, 2001, the Company received $116,410 proceeds from the issuance of convertible debentures and $58,000 from notes payable to an officer and retired debt obligations in the amount of $104,166. During the nine month period ended September 30, 2000, the Company received proceeds of $78,303 from the issuance of convertible debentures, $16,998 proceeds from notes payable to officers, shareholders and affiliates, $100,000 from common stock subscribed and $56,000 from sale of common stock.

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

SureQuest Systems, Inc.,
a Nevada Corporation
(Registrant)
Date: November 13, 2001

BY: /s/ C. Scott Sykes, Jr.
-----------------------------
        C. Scott Sykes, Jr.
        President