Form 10KSB40
period 2001-12-31
SUREQUEST SYSTEMS INC
filed 2002-04-01
CIK 1029405

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

               /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                   File number ______________________________.

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. /X/

Issuer's revenue for its most recent fiscal year were $1,588,482.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2001 was approximately $446,320.

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001: 35,880,840.

                       DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

SureQuest Systems, Inc.
2001 Form 10-K-SB

Table Of Contents

                                                                          Page
                                                                          ----
Part I

Item 1.    Description of Business                                           3

Item 2.    Properties                                                        8

Item 3.    Legal Proceedings                                                 8

Item 4.    Submission of Matters to a Vote of
           Security Holders                                                  8

Part II

Item 5.    Markets and Market Prices                                         9

Item 6.    Management's Discussion and Analysis                              9

Item 7.    Financial Statements (See Financial Section)                     13

Item 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                           13

Part III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons                                                  13

Item 10.   Executive Compensation                                           14

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management of SureQuest Systems, Inc.                        14

Item 12.   Certain Relationships and Related Transactions                   14

Item 13.   Exhibits and Reports on Form 8-K                                 14

                                                   March 15, 2002

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

SureQuest Systems, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 19, 1941. The Company's Articles of Incorporation were amended and restated and filed with the Secretary of State's office of the State of Nevada on January 5, 2000. The Company's principal place of business is 13606 TI Boulevard, Dallas, Texas 75243. SureQuest has an Internet web site designated as www.surequest.com.

HISTORY

On December 4, 1996, Rosegold Corporation, a non-operating Nevada corporation, issued 12,000,000 shares of its common stock in exchange for all of the issued and outstanding common shares of SureQuest Systems, Inc., a corporation incorporated under the laws of the State of Texas on March 15, 1991 and changed its name to SureQuest Systems, Inc.

Prior to its merger with the Rosegold Corporation, SureQuest Systems, Inc. had served the healthcare industry since 1984 (as a proprietorship until its incorporation in 1991) with dietary consulting services, dietary software and "hard copy" menu services. The Company developed its DOS modular software product in the early 1990s and added Microsoft Windows -Registered Trademark-based software through the acquisition in June 1998 of the assets of Positive Input, Inc., a Michigan corporation. The assets of Positive Input, Inc. were purchased for $54,629 in cash (net of cash assumed), 1,721,050 common shares of the Company and the assumption of approximately $816,000 in debt.

The Company has incurred losses of $139,806 and $1,364,379, respectively, for the years ended December 31, 2001 and 2000. The Company has financed these losses primarily through private placement of restricted securities and debt financing provided by certain officers and shareholders of the Company. Without a significant increase during 2002 in revenues from existing software products and services and products introduced during 2002, the Company may not be able to continue operations without additional working capital invested in the Company.

The Company's current financial condition requires the Company's auditor to issue a "going concern" opinion as part of the Company's presentation of its financial statements.

The Company has not been a party to any bankruptcy, receivership or similar proceeding.

THE BUSINESS

SureQuest Systems, Inc. is a provider of dietary and food service management software, menu services and dietary consulting to the institutional food service industry. Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care (LTC) segment of the industry represented by nursing homes and assisted living facilities. The Company's software and other products are also used in other institutional settings including hospitals, continuing care retirement communities ("CCRC"), correctional facilities and educational facilities. The Company offers its software product in both a DOS and Windows -Registered Trademark- operating system format. SureQuest currently serves approximately 760 LTC facilities in 43 states and Canada.

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

Food Services of America, Inc. -- Food Services of America, Inc. ("FSA"), a Seattle, Washington based food distribution company operates primarily in the Northwest and Midwest. It markets a software product called FSA FIRSTLINK -TM-, a private labeled version of SureQuest's proprietary Windows -Registered Trademark- food service software application. FSA also provides a "hard copy" menu service for its customers through the Company under the private label SIGNATURE SERIES.

Ben E. Keith Company -- The Ben E. Keith Company, located in Fort Worth, Texas is a food distributor, which serves the Southwest United States and has been a significant customer of the Company for over ten years. Ben E. Keith markets SureQuest products and services under the private label MENUMANAGE -TM-.

Serca Foodservice, Inc. -- Serca Foodservice, Inc., located in Toronto, Canada is a food distributor, which serves the Canadian market. Serca markets SERCA SYNERGY -TM-, a private labeled version of SureQuest's proprietary Windows -Registered Trademark- software application to its institutional customers. Serca was recently acquired by Sysco Corporation, the largest food distributor in North America.

In 2001, Ben E. Keith, Food Services of America, Inc. and Serca Foodservices, Inc. provided 22%, 30% and 2%, respectively, of the Company's total gross revenues and 18%, 19% and 21%, respectively, of gross revenues in 2000.

Health Technologies, Inc. -- Health Technologies, Inc., located in Maryland Heights, Missouri, is a dietary consulting company with over 135 Registered Dietitians, and markets the Company's software products to health care facilities and food distributors under the private label SMART SOLUTIONS -TM-. Health Technologies also uses the Company's software to produce "hard copy" menus for its consulting clients. A number of the Registered Dietitians of Health Technologies also serve as certified trainers of the Company's software.

PRODUCTS AND SERVICES

The Company's primary products and services include Food Service Management Software, Menu Services and Customer Software Support Services.

FOOD SERVICE MANAGEMENT SOFTWARE

Currently, the Company offers a suite of Microsoft Windows -Registered Trademark- and DOS based nutritional software programs designed to allow health care institutions, primarily LTC facilities, hospitals and CCRC's to more effectively and efficiently serve their residents. The Company's software provides solutions in the areas of menu management, inventory control, production management, purchasing and cost control, documentation to reduce liability exposure, and compliance with Healthcare Finance Administration
(HFCA), Hazard Analysis Critical Control Point (HACCP) and other government nutritional guidelines.

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

The Windows -Registered Trademark- - based software, Three Squares -Registered Trademark-, establishes nutritionally balanced diets (conforming to government requirements) for the residents in a Long Term Care facility. The diets are then translated into actual menus containing the proper foods for the three meals and snacks to be served by the facility for each day. The software can maintain a menu cycle of 1 to 8 week(s), indicating when particular meals or food items will be served (for example, the cycle may show that two weeks from tomorrow, chicken will be served as the main entree). At the end of the scheduled cycle, the entire menu cycle begins again, allowing the Company to continue to know what foods will be served in the future. Institutions typically serve "warming" foods during the Fall/Winter cycle and lighter, "cooling" foods during the Spring/Summer cycle, hence two menu cycles per year. The foods can also be tailored to different geographic regions of the country. The software maintains a list of more than 50 separate nutrients for each meal item served, such that the facility's dietitian or administrator may access and report the number of calories, grams of fat, milligrams of vitamin C that an individual resident consumed for a meal, a day, a week, or any other time period. The software also tracks the weight of each resident in the facility.

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

During 2001, the Company completed its introduction of three new products (which are updated versions of existing products) to enhance its suite of Windows based software solutions for healthcare and other institutional foodservice environments. Three Squares -Registered Trademark-, Version 4.0, was introduced and allows clients the ability to operate in either single user or multi user environments using 32-bit architecture. The new Version 4.0 also incorporates several additional enhancements to improve productivity at client facilities. The second new product introduced was the Three Squares Centralized Management System (CMS) to allow corporate/chain clients the ability to control menu and recipe data from a centralized office and then upload the menus and data to their individual facility sites. With centralized management control capabilities, the new CMS product is attracting a great deal of attention from potential corporate clients. In addition to these two new products, the Company introduced its Square 1 -TM- product that is essentially a "slimmed down" version of the Company's Three Squares software product. Square 1 provides essential functionality to facilities at lower costs and can be easily upgraded to the more comprehensive Three Squares program, as the facilities' requirements increase.

The Company offers software products that are compatible with two of the popular computer operating systems: Microsoft's Windows -Registered Trademark- and DOS. The Company believes that its software programs can be readily adapted to any changes in the aforementioned operating systems or to new operating systems without significant cost. Any such changes or updates would be accomplished by staff personnel or by outside independent contractors depending on the complexity of the change or update.

MENU SERVICES

The Federal government regulations require that LTC facilities use a Registered Dietitian, on either a full time, part time or by consulting contract, to review the menus and nutritional programs for the LTC residents. Certain State governments require that each LTC facility in their state demonstrate a minimum number of dietitian hours to plan and assess the nutritional needs of the LTC residents. For the facilities that cannot afford paying separately for these dietitians or for software, the Company has a "hard copy" menu service program that meets the government requirements. This service provides menu planning, nutritional analyses, production recipe books, spreadsheets and posting menus. Approximately 300 facilities are using the Company's "hard copy" menu service business throughout the US.

The Company's staff prepares each menu with attention to every detail of color, texture, and shape of individual foods to enhance the visual appearance of the meal. Meals are analyzed for nutrient content and compared to the Recommended Daily Allowances, as established by the National Academy of Sciences. Menus are certified by either the facility's registered dietitians or by one of the Company's registered dietitians with respect to meeting the nutritional requirements and standards specified by the facility. Scaled, quantity recipes included with the menu services are intended to be compliant with the Hazard Analysis Critical Control Point (HACCP) program guidelines, as incorporated into the US Food Code.

CUSTOMER SOFTWARE SUPPORT SERVICES

The Company provides the following support to its customers:

Customer Support Center. The Company provides customer software support at several levels, from answering user questions on the implementation of the Company's software to technical questions on the database and software performance. Services are provided 24 hours per day/7 days per week via toll free telephone number or through the Internet using the Company's new Internet Training and Support Program.

Strategic Alliance Training Program. The Company has developed a "train the trainer" program, where the Company trains strategic alliance personnel capable of training end users on the use of its dietary software. Health Technologies, Inc., one of the Company's strategic marketing partners, participates in this program. Food Service of America, Serca Food Service and Best Foods, Inc. are also participating in this training program, which allows the Company to support its planned growth in software sales without significantly increasing training costs.

Internet Training and Support Program. In early 2002, the Company introduced its new Internet Training and Support Program designed to offer client training and support using Internet based technology. This technology will allow the Company to provide greater training and support capabilities for its clients. It will also assist in managing the continuous training and support of new personnel due to the high turnover rates with healthcare foodservice staff. In addition, the Company's sales personnel use this technology to provide real-time, live product demonstrations via the Internet to prospective clients. Utilizing this technology in the sales process saves valuable time and sales related expenses and the Company expects it to result in a reduction in the overall sales cycle.

FUTURE EXPANSION PLANS

The Company has developed plans, and is in the process of attempting to raise capital, for a strategic plan to significantly increase revenue and net income by transforming the company into a knowledge and information based company using technology (particularly, the internet) to pursue new, but related, markets. This strategic plan is intended to (i) increase current target market share;
(ii) expand the Company's target markets; and (iii) vertically integrate with supply chain partners. Part of this strategy will allow the Company's customers to electronically access menus and menu data, using the Internet, to more efficiently manage their foodservice operations.

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

The Company receives license fees for its software, maintenance and support fees for software licenses, software training fees, menu service bureau fees and revenues for the sale of paper products to its clients.

Size of Markets Served. The U.S. population is rapidly aging and the over-65 group is expected to double by the year 2030. LTC facilities will grow, over time, to meet the demand of this demographic trend and will require use of dietary software to operate efficiently. The fastest growing market serving the aging population is Assisted Living facilities. At present, it is estimated that only 20% of the LTC facilities in the U.S. use dietary software.

The following chart sets forth the approximate number of facilities in the United States:

PRIMARY MARKETS SERVED                                   # OF FACILITIES
----------------------                                   ---------------
Nursing Homes..........................................       17,023(1)
Assisted Living Facilities(3)..........................       25,377(2)
Hospitals..............................................        5,810(3)
                                                          ----------
     Total.............................................       48,210

----------
(1) HCFA - OSCAR Form 672: F78-F93, current surveys as of September 2000.

(2) National Center for Assisted Living, 1998 Facts and Trends: The Assisted Living Sourcebook 1998.

(3) December 31, 2000, American Hospital Association Total Number of All U.S. Registered Hospitals.

The above markets do not include other institutional markets into which the Company plans to expand in the future, to include additional correctional facilities, educational facilities, business and industry and Government institutions, to include the Veterans Administration ("VA") and the military.

COMPETITION

Several competing software companies have dietary software that target the healthcare industry, including the LTC market. Primary competitors are GeriMenu located in York, Pennsylvania, which management believes is now owned by C-Bord, another dietary software company; Computrition located in Chatsworth, California; and C-Bord located in Ithaca, New York. The Company's best estimate is that only 17-22% of the kitchen operations in LTC facilities have dietary software in order to make their operations more efficient and cost effective. The Company believes that because of the effect of the Prospective Payment System there is now a much greater demand for dietary software in the LTC industry and that there will be a faster penetration in the future of the remaining 78-83% of the market which is not computerized. Of the approximately 20% of the market which is computerized, the Company's best estimate is that the Company has approximately 20% of this penetrated market and GeriMenu, the Company's primary competition, has approximately 20%. The Company does not have sufficient information to evaluate the market shares of Computrition or C-Bord (outside of GeriMenu). There are other software companies including Data Control, Diet Master, DFM, FMG Software Systems, HyperGen, NutriMax, Nutri-Net, Reliable and UniSoft serving the dietary market, but to the best estimate of the Company, none has a significant market share in the LTC market segment.

PATENTS, TRADEMARKS, SERVICE MARKS, LICENSES

The Company has a copyright and a registered trademark for its Windows -Registered Trademark- based software product, Three Squares. In addition, the Company has received a registration for the trademark: Technology that Feeds America -Registered Trademark-. The Company also is in the process of applying for a trademark for its Square 1 -TM- product. The Company has developed other software products including SurePref -TM- which tracks a resident's food preference and SureWeight -TM- which tracks the weight gain and loss of each resident in a facility. The Company treats these products as proprietary and as trade secrets.

As the Company develops its new web-enabled software, management plans to retain the services of an expert in intellectual property rights to advise the Company on what aspects of its development can be protected for intellectual property rights and what is necessary to obtain that protection.

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

The practical impact of this change in the Medicare reimbursement system is that the healthcare providers are being paid substantially less per diem for each Medicare patient and that all healthcare services provided to that patient (i.e., direct care, indirect care, and all ancillary care) must be paid from that substantially reduced per diem PPS reimbursement from Medicare. Under the previous cost-based reimbursement system, the healthcare provider was paid for each component of care, direct care, indirect care and ancillaries, at cost plus a percentage increase. Under the cost-based system, the amount reimbursed by Medicare would increase or decrease based upon the actual costs incurred by each healthcare provider. These increases and decreases applied to both direct care and ancillary care providers.

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

As a result of this Medicare reimbursement system, all healthcare providers that provide healthcare services to Medicare patients are doing everything possible to reduce the costs of their operations. This situation provides an opportunity for SureQuest. The dietary software sold by SureQuest can create significant savings for its users.

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

Other reimbursement programs, including private insurance, HMOs, VA and private pay, have experienced few significant changes in recent years. Private pay residents pay what the LTC facilities normally charge. Private insurance, HMO's and the VA are still cost-based payers, but, to one extent or another, these programs are evaluating changing their reimbursement to a per diem price per patient similar to Medicare. Because these programs are still cost based, residents whose needs are reimbursed by such programs are highly sought after. As a result, a significant amount of marketing effort is expended to attract these residents to a LTC facility. The nutritional program (menus and diets) is an important part of these marketing efforts. Therefore, the Company's software and menu services products add value to these marketing efforts and the Company uses the "value added" feature to increase its sales to LTC facilities.

AMOUNT SPENT ON RESEARCH AND DEVELOPMENT

PRODUCT DEVELOPMENT

Over the last three years, the Company has devoted resources to significantly improve and increase features and functionality of its Windows -Registered Trademark- based software products. This development work will allow the Company to expand its market penetration in other institutional food service environments, including hospitals, continuing care retirement communities, assisted living facilities and correctional facilities. The Company's 16-bit version of the Window -Registered Trademark- software runs under Microsoft's older operating system, Windows -Registered Trademark- 3.1 and limits access to the program to one user at a time. In 2000, the Company finalized development of its new 32-bit Version of its Three Squares Program (Version 4.0) which is designed to run under Microsoft's newer operating systems, Windows -Registered Trademark- 95/98 and Windows -Registered Trademark- NT with the result that it is "multiple user" meaning that multiple users can access the program simultaneously.

The availability of Version 4.0 will also allow the Company to convert its Menu Service Bureau to its new Windows -Registered Trademark- system creating significant increases in productivity from the faster program. This process is currently underway and the Company plans to complete this conversion during 2002.

The Company also released a 32-bit upgrade to its existing Export/Import utility application in 2000. This utility is a companion to its core Windows system that allows corporate customers to centrally create menu data bases and send (export) them to all their facility locations. Using this utility, management believes corporate clients will be able to maintain control over program functions with corporate or regional management determining what functions their facilities will be able to perform on a day to day basis and what functions will be retained by the central home office. The Company believes that through its current and upgraded Export/Import utility application, corporate clients are able to limit liability risks by having greater standardization among all of its facilities and are better equipped to provide greater quality assurance in their dietary programs. As a result, the Company believes that this Export/Import utility application will provide highly desirable dining service solutions for large chains and other corporate clients and increase the Company's penetration in that market sector. The new 32-bit Export/Import utility allows corporate/chain clients the ability to manage menu and recipe data from a centralized office and then upload this information to facilities in various different locations.

As a result of the Company's development efforts, the Company spent the sum of $7,420 and $178,304 for research and development in 2001 and 2000, respectively.

EMPLOYEES

The Company has 14 full-time employees and 2 part-time employees and retains specialists as consultants in various fields of expertise.

ENVIRONMENTAL COMPLIANCE

As a software Company, SureQuest has not had to spend any material amounts of capital or time in compliance with any federal, state or local environmental laws and is not aware of any failures in compliance.

ITEM 2. PROPERTIES The Company operates from a single location as its headquarters located in Dallas, Texas where it leases approximately 8,300 square feet comprising the entire one-story building located at 13606 TI Boulevard. The lease is a five-year lease, which expires May 30, 2003 with a base monthly rental of $5,539. The Company spent the sum of $66,036 in 2001 and $44,176 in 2000 in support of its lease obligation. The Company has a right of first refusal on the sale of the building.

The Company subleases approximately 2,000 square feet of its office space to a non affiliated lessee. Terms are $750 per month with a lease term expiring on May 30, 2003.

As part of the assets of the Company, the Company owns approximately 31.83 acres of vacant farmland in rural southern Dallas County near Wilmer, Texas. The land was acquired by the Company in return for 500,000 shares of the Company's common stock. The property was appraised in 1998 at a market value of $378,903 against which the Company borrowed the sum of $125,000 from a Texas national bank using the land to secure the promissory note. As of December 31, 2001, the Company owed a balance of $87,500 on the aforementioned note. The Company currently has no plans for the farmland other than seeking a potential buyer and does not receive any material rental or material income from the land. The land is not material to the Company's operations nor does the Company currently plan to develop a real estate investment business in the future. During the year 2000, the Company determined that there was a permanent imperilment in the fair market value of the property. Accordingly, the Company recognized a $101,603 unrealized loss and decreased its carrying value by that same amount.

ITEM 3.   LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the year ended December 31, 2001

                                     PART II

ITEM 5.   MARKET AND MARKET PRICES

The principal exchange where the common stock of the Company trades is the NASDAQ OTC:BB. The high and low sales prices for each quarter during the last two years are as follows:

QUARTER ENDED                                                 HIGH     LOW
-------------                                                 -----   -----
December, 1999..............................................   0.17    0.07
March, 2000.................................................   0.45    0.06
June, 2000..................................................   0.37    0.13
September, 2000.............................................   0.24    0.09
December, 2000..............................................   0.09    0.01
March, 2001 .................................................. 0.05    0.02
June, 2001 ..................................................  0.05    0.03
September, 2001 .............................................. 0.03    0.02
December, 2001 ............................................... 0.03    0.02

The above quotations are inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

The number of stockholders of record of the Company's common stock, the only stock outstanding, as of December 31, 2001 was 2,052.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

BACKGROUND

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary software technology that provides nutrition management systems and services to food service institutions in over 42 US states and Canada. Recognizing that there will continue to be significant opportunities in nutrition delivery systems, the Company developed, during the year 2001, a strategic plan to increase revenues and become profitable by transforming the Company into a knowledge and information based Company, providing electronic (Internet) access to its products and services. Web-enabling the most common features of our proprietary dietary software will provide to our customers: 1) user installed and self paced instruction; 2) reduced complexity; 3) all database information and programs maintained by SureQuest Systems, Inc. and, 4) introduction of a low priced monthly service and fee arrangement. And after the completion of this electronic development phase, the Company plans to evolve as a provider of nutrition based information to the consumer. Concurrently, the Company continues to attempt to expand its present product and services delivery system, including the introduction during late 2000 and 2001 of its multi-user version of its software and a low cost menu module so that its products and services will be affordable to the entire industry. In 2001, these newly introduced products did not have a meaningful contribution to the Company's revenues, but Management anticipates that the products will be successful in the growth of the Company's revenues.

The Company has been successful, however, in placing its new CMS product with a 23 facility nursing home chain and with a foodservice management company. The CMS product, developed by SureQuest during 2000 and introduced during 2001, allows corporate clients the ability to manage their menus, recipes and coordinate food purchasing from a centralized or corporate position. The product eliminates repetitive menu and recipe data management tasks at multiple facilities and streamlines this process for corporate [chain] clients. In addition, the CMS technology allows clients the opportunity to cumulate food purchasing data and use this technology to provide significant benefits and savings for multiple facility operations. Management believes that the two new contracts for the CMS product technology, secured in 2001, confirms the value of the CMS product and believes it will have success in placing its CMS product technology with other nursing home chains and foodservice management contract companies during 2002 and beyond.

In order to successfully implement this strategy the Company continues in its attempt to obtain capital financing. THERE CAN BE NO ASSURANCE THAT AN INVESTMENT COMMITMENT WILL BE REALIZED. During January 2002, the Company has received and the Board of Directors has approved two term sheets that, if funded, will provide the Company capital in the form of convertible debentures to be issued in amounts ranging from a minimum of $550,000 to a maximum of $4,550,000. Terms of the debentures include the filing with the Securities and Exchange Commission a Form SB 2 Registration Statement to accommodate the conversion of the debentures to Company common stock. THE PROPOSED LENDER IS UNDER NO OBLIGATION TO PURCHASE THESE PROPOSED DEBENTURES. In addition, the debentures, if issued and converted, would be highly dilutive.

Although during the year 2001, the Company significantly reduced its operating expenses and net loss, the Company, as in prior years, continues to absorb expense in its investment of human resources and facilities in the event that the Company is financially able to implement its strategy. If the Company is not successful in obtaining capital financing in the near term, the Company must continue to reduce its operating expenses, including the severance of several key management personnel that are essential to the development of the planned strategy and focus operations on existing proven product and services. While the Company would continue to support these products and services, there would be no further significant development or enhancement of existing products and services until such time as financial resources permit. There can be no assurance that the quality of the products and services provided to its customers will not be impaired if additional capitalization is not realized.

In the event that this restructuring occurs, Management believes that ongoing recurring revenues with the addition of modest new revenues through existing and proposed distribution channels, will be sufficient to maintain operations and achieve profitability during the near term. However, during the year 2001, the Company realized $275,000 private license fees from one of its major distributors. There can be no assurance that the Company will, in the future, realize additional lump sum revenues. Additionally, existing marketing distribution channels may not be maintained and these channels may not continue to sustain revenue growth similar to or in excess of prior years or that new sales channels will be procured. Because the majority of Company revenues are concentrated (54% and 58% in the years 2001 and 2000, respectively) with three distribution channels, the marketing disruption of any one or more of these three channels would have a significant negative impact on maintaining sufficient revenues to achieve profitability. These financial conditions, lack of liquidity and other uncertainties require the Company's auditor to continue to issue a "going concern" opinion as part of the presentation of the Company's financial statements.

Although the Company has significantly reduced its operating loss in 2001 as compared to 2000 from $1,364,379 in 2000 to $139,086 in 2001, the Company has incurred significant losses during each of the past five years, and as of December 31, 2001, has an accumulated deficit of approximately $7.0 million. The Company intends, if successful in procuring additional capital, to expend significant financial and management resources to the development and enhancement of the Company's services, to sales and marketing, and to technology and operations to support larger-scale services. This may result in additional losses and continued negative cash flow from operations through the duration of 2002.

Among the Company's liabilities at December 31, 2001 and 2000 is an obligation to the Internal Revenue Service for unpaid employee payroll withholding taxes for the years 1998 and 1999 and the first quarter of 2000. As of January 12, 2001, the Department of Treasury notified the Company that the total obligation, including penalty and interest was $720,975. During 2000, the Company entered into a scheduled monthly payment agreement with the Internal Revenue Service that included the payment of certain lump sum installments during the years 2001 and 2002. As of December 31, 2001, the Company has remitted $165,000 as payments under this settlement agreement and continues to remit $5,000 monthly payment installments. On September 20, 2001, the Company submitted to the Department of Treasury an offer in compromise of $300,000 payable in twenty four monthly installments of $12,500 as a proposed settlement of the entire obligation based on the financial impairment of the Company. There can be no assurance that the Internal Revenue Service will accept this offer, although Management is confident that an amount will be compromised that will be significantly lower than the obligation recorded at December 31, 2001 of $559,603. In the event of rejection, the Internal Revenue Service may elect to demand payment of the remaining obligation or request a reinstatement of a modified settlement agreement. In the opinion of Management, the Company may not be in a financial position to comply with such a demand and would have to significantly reduce services that in turn may significantly reduce future revenues and impair existing marketing relationships.

Due to these limited capital and severe negative worth issues, there can be no assurances that the Company will achieve or maintain profitability or generate sufficient cash in future periods. This future must be considered given in light of the risks frequently encountered by companies having similar negative working capital and limited resources. To address these risks, Management must maintain sufficient liquidity to effectively manage the Company's working capital to fund operations, continue to enhance existing products and services, maintain existing and develop new marketing relationships, implement and successfully execute the business and marketing strategy, provide superior customer service, respond to competitive developments, and retain, motivate and acquire qualified personnel. There can be no assurance that we will be successful in addressing these risks and the failure to do so would have a material adverse effect on our business, financial condition and results of operations. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast given the length of the sales cycle in the assisted living and nursing care industry due to current constrained federal and state reimbursement policies and the continued reliance on manual systems. Accordingly, any significant shortfall in sales or collections would have an immediate adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

TOTAL REVENUES

Revenues for the year ended December 31, 2001 was $1,588,482 that represents a slight increase of $8,782 (.1%) over revenues of $1,579,700 for the year ended December 31, 2000. Dietary services and supplies revenues decreased to $592,760 for the year ended December 31, 2001 from $607,539 for the year ended December 31, 2000 which represents a 2.4% decrease. Software sales and rental revenues increased to $995,722 for the year ended December 31, 2001 from $972,161 for the year ended December 31, 2000 which represents a 2.4% increase.

Dietary services and supplies revenues decreased $14,779 for the year ended December 31, 2001 over the same period in the prior year due to the loss of a menu services multi-facility customer. The software sales and rental revenues increase during the year ended December 31, 2001 over the prior twelve months of $23,561 was due to a decrease in 2001 of DOS products and services of $44,076, a decrease of private label license fees in 2001 of $74,000, an increase of $31,300 in custom programming services, an increase of $56,507 in technical support services and an increase of approximately $54,000 in non private label software and related training services.

COST OF REVENUES

Total cost of revenues decreased to $408,687 for the year ended December 31, 2001 which represents a 11.2% decrease over cost of revenues of $460,338 for the year ended December 31, 2000. The Company's gross profit of $1,179,795 (74.3% gross profit margin) for the year ended December 31, 2001 is a 3.4% gross profit margin improvement over the gross profit of $1,119,362 (70.9% gross profit margin) during the year ended December 31, 2000.

Dietary services and supplies cost of revenues for the year ended December 31, 2001 of $212,169 decreased from $249,533 for the year ended December 31, 2000 which represents a 15.0% decrease. Software sales and rental cost of revenues for the year ended December 31, 2001 of $196,518 decreased 6.8% from $210,805 during the year ended December 31, 2000. The gross profit of dietary services and supplies of $380,591 and gross profit margin of 64.2% during the year ended December 31, 2001 increased from $358,006 and gross profit margin of 58.9% during the year ended December 31, 2000. The gross profit of software sales and rental of $799,204 and gross profit margin of 80.3% for the year ended December 31, 2001 increased from $761,356 and gross profit margin of 78.3% during the year ended December 31, 2000.

The dietary services and supplies cost of revenues decrease of $37,364 during the year ended December 31, 2001 from the same period during 2000 is primarily attributable to a reduction in menus and forms paper cost of $25,445, a reduction in unreimbursed shipping costs of $4,610 and a reduction in the engagement of consultant dieticians in the amount of $6,999. The software sales and rental cost of revenues decrease during the year ended December 31, 2001 of $14,287 from the same period during 2000 is primarily attributable to the elimination of certain license fee costs in the amount of $11,500.

SALES AND MARKETING EXPENSES

For the year ended December 31, 2001, sales and marketing expenses were $69,740 or 4.4% of revenue, a decrease from $218,842 or 13.9% of revenue for the year ended December 31, 2000. The net decrease of $149,102 in expense during the year ended December 31, 2001 is primarily due to an approximate reduction of $136,278 in the use of marketing consultants and public relation services, a reduction in trade show expenses of $7,523 and a reduction in direct advertising of $4,899. During the year 2002, the Company acquired the services of an Internet communication company that allows for sales presentations interfaces of our products and services directly on line, thereby eliminating the necessity of travel to the customer location.

GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 31, 2001, general and administrative expenses were $800,562 or 50.4% of revenue, a decrease from $1,212,385 or 76.7% of revenue for the year ended December 31, 2000. The Company reduced its general and administrative expenses $ 411,823 during the year 2001 as follows: 1) reduction of administrative salary of $26,785 due to the attrition of an accountant during the third quarter of 2000 that was not replaced 2) reduction of officer salary of $19,500 due to the resignation during August 2001 of a vice president whose position was eliminated 3) reduction of $12,757 phone expenses during the year 2001 4) $8,554 reduction in bad debt expense during the year 2001 due to improved credit policies and collection efforts 5) $9,525 reduction in equipment lease payments due to the purchase of a previously leased phone system 6) $44,387 reduction in SEC reporting expenses due to a decrease in filings during 2001 and less utilization of third party filing resources 7) $30,701 reduction in legal expenses due to absence of claims against the Company and resolution in 2000 of outstanding litigation 8) $8,310 reduction in office supplies expense 9) $209,354 reduction in the use of outside programmers that were engaged in 2000 in the enhancement and modification of the Company's proprietary dietary systems 10) reduction of $45,005 in the use of advisory consultants. The Company also incurred increased general and administrative expenses during 2001 in the following classifications: 1) increase in rent expense of $21,860 due to an applied refund of property taxes during 2000 by lessee 2) approximate $11,000 increase in employee medical insurance due to increased rate assessments during the year 2000 3) increase of $9,000 for an in house business strategy consultant, and 4) a $27,884 December 31, 2001 stock compensation grant to employees.

If the Company procures capital to implement its business strategy, the Company will expend significant financial resources including increased spending for general and administrative expenses. The Company will remain aggressive in decreasing general and administrative expenses if additional capital is not procured by eliminating primarily certain management personnel.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2001, depreciation and amortization expenses were $321,908 which is a decrease from $468,573 for the year ended December 31, 2000. The decrease of $146,665 during 2001 is primarily due to the completed amortization of the DOS dietary software system during 2000 that eliminated $137,739 of amortization during 2001.

INTEREST EXPENSE

For the year ended December 31, 2001 interest expense was $122,862 which is a decrease from $178,293 for the year ended December 31, 2000. The decrease of $55,431 during the year 2001 is primarily attributable during 2000 to an interest expense provision of $23,666 related to the issuance of warrants below the common share fair market value at date of grant, the elimination of vendor debt and related interest charges of $5,784, $16,410 of interest related to convertible debenture obligations was capitalized and approximately $8,600 related to reduced interest rates during 2001.

TAX PENALTIES

For the year ended December 31, 2000 tax penalties was $165,195 and $3,182 for the year ended December 31, 2001. The decrease of $162,013 during 2001 is attributable to the Company recording an expense provision for the tax penalties assessed by the Internal Revenue Service at December 31, 2000. The Company has not recorded an additional provision during 2001 because the Company has filed an Offer in Compromise with the Department of Treasury and Management believes that the Company will prevail in a settlement agreement below that recorded as a payroll tax obligation at December 31, 2001. However, there is no assurance that the Company will reach the agreement described.

OTHER, NET

For the year ended December 31, 2000, a litigation settlement expense of $138,850 was recorded. In June 2000, the Company entered into a settlement agreement with plaintiffs that sought additional consideration from the Company as a result of the merger with Rosegold Corporation in 1996. The settlement provided for $25,000 cash and issuance of 500,000 of the Company's common shares for a total expense provision of $110,000.

UNREALIZED LOSS - INVESTMENT IN LAND

For the year ended December 31, 2000, the Company recorded a permanent dimunition of $101,603 in the carrying cost of the land held for investment to reflect the Company's asking sales price of the land as listed with a broker, less commissions.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December, 31, 2001 the Company's total liabilities of $2,821,172 exceed its total assets of $991,540. In addition, the Company's current liabilities at December 31, 2001 of $1,469,832 exceed current assets of $216,028 or a working capital deficit of $1,253,804. The Company has sustained operating losses for each of the past five years and has at December 31, 2001 an accumulated deficit of $6,996,062. The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates. In addition, the Company has a payroll tax obligation to the Internal Revenue Service of $599,603. In accordance with a settlement agreement, the Company is obligated to remit certain scheduled monthly payments and during the year 2001 remitted payments of $160,000. At December 31, 2001, and during the first quarter of 2002 monthly operating expense and debt obligations continue to exceed monthly revenues. These liquidity issues resulted in the Company's auditor issuing a going concern opinion for the year ended December 31, 2001.

During the year 2001, the Company reduced its total liabilities from $2,991,048 at December 31, 2000 to $2,821,172 at December 31, 2001. Current liabilities at December 31, 2001 are $1,469,832 which is a reduction of $245,933 from the current liabilities of $1,715,765 at December 31, 2000. This reduction is primarily a result of a decrease at December 31, 2001 of the following current liabilities as compared to December 31, 2000: Accounts payable decreased $169,922, Payroll tax obligations decreased $138,745, Accrued expenses decreased $26,667, Current portion of long-term debt and credit lines decreased $25,548 and advances from officers and affiliates decreased $22,571. Increases in current liabilities at December 31, 2001 as compared to December 31, 2000 are as follows: Current portion of notes payable to officers, shareholders and affiliates increased $74,823 and accrued interest increased $49,602 primarily due to an annual $50,000 accrued interest provision for an affiliate obligation of $500,000. No interest or principal has been paid by the Company since inception of this note and no payment is projected during the year 2002.

Total assets at December 31, 2001 of $991,540 decreased $269,507 from the total assets at December 31, 2000 of $1,261,047. This decrease is primarily due to the $293,585 annual amortization of capitalized software development costs related to the Company's proprietary dietary software. Accounts receivable-trade at December 31, 2001 increased $20,651 and Property and Equipment increased $19,184 (purchase of phone system previously leased) as compared to the balances at December 31, 2000.

The Company's net cash used in operating activities improved $87,280 from a cash used of $102,136 for the year ended December 31, 2000 to a cash used of $14,856 for the year ended December 31, 2001. The Company's net loss from operations of $139,086 significantly improved for the year ended December 31, 2001 as compared to the net loss from operations of $1,364,379 for the year 2000. During the year 2000, non cash items charged to operations were depreciation and amortization of $468,573, unrealized loss on land held for sale of $101,603, common stock issued for services of $211,648, common stock issued for litigation settlement of $85,000, convertible debentures issued with a beneficial conversion feature of $23,666 and other net non cash benefit of $3,802. During the year 2001, non cash items charged to operations were depreciation of amortization of $321,908, provision for bad debt of $16,756, common stock issued for employee compensation of $31,955 and common stock issued with convertible debenture of $7,500. Cash flows used in investing activities for the year ended December 31, 2001 was $19,184 ($9,093 during 2000). In addition, the Company during 2000 invested in a note receivable of $2,500. Cash flows provided by financing activities decreased $66,797 from $113,678 for the year ended December 31, 2000 to $46,881 for the year ended December 31, 2001. During the year 2001, the Company received proceeds from convertible debentures of $116,410 ($171,303 during 2000); decreased advances from officers and affiliates by $22,571 ($41,666 during 2000); remitted payments on convertible debentures of $27,270 ($0 during
2000); received proceeds from notes payable to officers, shareholders and affiliates of $48,570 ($17,500 during 2000); remitted payments on notes payable to officers, shareholders and affiliates of $18,630 ($27,612 during 2000); and remitted payments on credit lines and long-term debt of $49,628 ($115,785 during 2000). During 2000, the Company received proceeds from credit lines and long-term debt of $10,000 ($0 during 2001); received proceeds from common stock subscribed of $100,000 ($0 during

2001); received proceeds from sale of common stock of $56,000 ($0 during 2001); and remitted payments on long term advances from officers of $56,062 ($0 during 2001). The net increase in cash and cash equivalents for the year ended December 31, 2001 was $12,841 as compared to a net decrease in cash and cash equivalents for the year ended December 31, 2000.

The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates and the Company's ability to sustain operations is dependent upon additional investment capital or significant increases in revenues. The Company has limited cash and credit available and may not be able to raise additional financing or establish lines of credit. Additional shareholder, officer and affiliates debt financing also may not be available. The Company is also substantially dependent on alliances with three major food distributors and the termination of any one of these relationships would have a substantial immediate liquidity effect on the Company's business. During 2002, the Company has received two term sheets that propose to provide capital in amounts ranging from $550,000 to $4,550,000 through the issuance of convertible debentures. Although the proposed lender issued these term sheets, there is no contractual obligation to purchase these debentures.

During 2002, the Company intends to refinance certain debt obligations that mature in 2002. These refinancings include $87,500 of long-term debt and credit lines. Based on prior years' refinancings, management believes that $12,500 of this obligation will be payable during 2002. In addition, management believes that a $97,136 note payable to an affiliate of an officer/shareholder that matures April 2002 will be refinanced to monthly payments of principal and interest of approximately $1,800. Also, certain credit lines and long-term debt obligations in the amount of $23,534, classified as current maturities, represent credit lines that require monthly payments of interest and 2% of the principal balance outstanding as a minimum payment.

Without financing, Management does believe that the Company can sustain operations by continuing to reduce expenses and increasing revenues. The Company has been dependent on revenues produced by the sale of private license fees ($275,000 during 2001). There can be no assurance that similar revenues will inure to the Company during 2002 or that the Company will in the future realize the revenues earned during the years 2001 and 2000. Accordingly, the Company's auditor continues to issue a going concern opinion regarding the ability of the Company to continue to sustain operations.

ITEM 7.   FINANCIAL STATEMENTS (See Attached)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has hired the following Certified Public Accounting firm as its auditors: King Griffin & Adamson P.C., 14160 Dallas Parkway, Ninth Floor, Dallas, Texas 75240

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's Executive Officers, Directors and Significant Management Consultants are as follows:

C. Scott Sykes, Jr. 62, Chairman of the Board and President, has over 30 years experience in the health care industry. Mr. Sykes became associated with the Company when, in January 1998, he bought a controlling interest in the Company from the two co-founders. From 1994 until 2002, Mr. Sykes has operated a closely held marketing company and from 1994 until 1999, Mr. Sykes was "of counsel" to the Chicago law firm of Gardner Carton and Douglas. From 1989 to 1994, Mr. Sykes was Senior Vice President and General Counsel of VHA, Inc., Irving, Texas, one of the country's largest healthcare organizations. Mr. Sykes graduated from The University of Virginia in 1962 with a B.A. and from that same University in 1965 with a LLB degree. Mr. Sykes is the largest shareholder in SureQuest Systems, Inc.

Stan Janczyk 55, Senior Vice President, Chief Financial Officer and Treasurer, was appointed Chief Financial Officer of the Company in March 2000. Prior to this office, he maintained a financial consulting and tax practice, including serving as a consulting Chief Financial Officer to the Company from 1998 to March 2000. He is President of a closely held marketing company in Dallas, Texas, serving in that capacity from 1995 to 2000. From 1993 to 1995, he served as President of International Insurance Services, a multi-state insurance brokerage company in Dallas, Texas. From 1990 to 1993, Mr. Janczyk served as a financial consultant, specializing in the insurance industry. From 1980 to 1989, he was involved as a financial officer in the life and health insurance industry. He received his Certified Public Accountant certificate in Illinois in 1976, having served as manager with the firm of Grant Thornton in Chicago, Illinois and Oklahoma City, Oklahoma from 1974 to 1979. He graduated from Indiana University in 1974, receiving a B.S. in Business.

Alma Sudderth 46, Director, began her term as a Director in 1991. Ms. Sudderth was one of the co-founders of the Company. She has been employed by the company since 1989 and served as a vice president until January 1998 when Mrs. Sudderth was named President of the SureQuest Systems Inc., a Texas corporation and predecessor to the Company. From January 2000 to the present, Ms. Sudderth serves as an Industry Market Leader for the Company, and is responsible for several of the Company's significant strategic alliances. From February 1989 until January 1998, Ms. Sudderth was an Executive Vice-President of the Company. Ms. Sudderth is a Registered Dietitian. She graduated from the University of Tennessee in 1977 with a BS majoring in Dietetics and in 1978 with a Masters of Science, majoring in Food Science.

John Nicholson 53, an independent consultant, is responsible for marketing and sales of the Company's products. Mr. Nicholson assumed a marketing consulting position with the Company in June 1998, when the Company acquired the assets and liabilities of Positive Input, Inc., a Michigan company. Mr. Nicholson was Director of Business Development for Positive Input, Inc. from June 1994 until June 1998. He was primarily involved with marketing and sales responsibilities at Positive Input and for negotiating all contracts with major clients. From January 1992 until June 1994, Mr. Nicholson was Vice President of Ambassador Mortgage, Inc., a Virginia mortgage company involved in all aspects of retail mortgage financing. From July 1977 until December 1991, Mr. Nicholson was with Vansco Industries, Inc., a Virginia Corporation, engaged in manufacturing metal fabricated products. Mr. Nicholson served as President of Vansco Industries, Inc. from 1986 until his departure in 1991.

L. Kent Chapman 45, an independent consultant, is responsible for strategic planning and the technology development of the Company and has been with the Company since January 1998. From March 1996 until July 1997, he served as President and CEO of Viking Systems, Inc., Dallas, Texas, developing an Internet-based insurance and banking support system. From 1994 until 1996, he opened the St. Louis office of Systems Engineering Solutions, Inc. and served as the St. Louis Project Director. From 1990 to 1994, Mr. Chapman was Senior Systems Engineer with PRC, Inc. where he supported the US Army's Light Helicopter Program. From 1981 until 1990, he worked at Emerson Electric in St. Louis as Senior Systems, Engineer and as the youngest of the first four software group engineers responsible for all software development within Emerson's Electronic and space Division. He graduated from the University of Missouri--Columbia in December 1979 with a B.S. in Electrical Engineering.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to certain executive officers of the registrant for the three years ended December 31, 2001. Directors are not paid or reimbursed for attending meetings, other than out of pocket travel costs.

SUMMARY COMPENSATION TABLE

                                                     LONG TERM
                                                    COMPENSATION
                                      ANNUAL           AWARDS
                                   COMPENSATION    ------------
                                  ----------------   NUMBER OF   ALL OTHER (1)
NAME AND PRINCIPAL POSITION       YEAR    SALARY      OPTIONS    COMPENSATION
---------------------------       ----   ---------  -----------  -------------
C. Scott Sykes, Jr.,              2001    $ 31,015            0      $  68,985
  Chairman and President          2000           0            0        100,000
                                  1999           0            0        100,000

(1) The stockholders of the Company approved an annual salary of $100,000 for Mr. Sykes, deferred portion of which he is permitted to convert into common stock of the Company at a conversion price equal to the closing price of the stock at the last business day of the year in which the salary was due. During August 2001, the Company began to compensate Mr. Sykes a monthly cash stipend of $6,666. The remainder of his $8,333 monthly salary is deferred. As of December 31, 2001, Mr. Sykes has the right to convert the total amount of deferred compensation of $373,867 into 10,525,694 shares of the Company's common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THE COMPANY

BENEFICIAL OWNER                                             NUMBER OF SHARES OWNED   % OUTSTANDING
----------------                                             ----------------------   -------------
C. Scott Sykes, Jr.(1).....................................         9,783,397            27.3%
Charles S. Sykes Irrevocable Trust(1)......................           550,000             1.5%
Alma Sudderth(2)...........................................           905,900             2.5%
Stan Janczyk...............................................           669,324             1.9%
Kent Chapman...............................................         1,199,000             3.3%
John Nicholson.............................................           457,200             1.3%
Public Ownership...........................................        22,316,019            62.2%
                                                                   ----------          -------
          TOTAL............................................        35,880,840          100.00%

----------
(1) Mr. Sykes owns directly 1,960,548 shares of the Company's common stock and indirectly 7,822,849 shares through VIG Holdings, LLC, a limited liability company, which as sole member, he beneficially controls. The Charles S. Sykes Irrevocable Trust was initiated by Mr. Sykes' father's Trust and is controlled by his mother, Kate F. Sykes, as trustee.

(2) Number of shares reflects those owned directly by Ms. Sudderth and by all immediate family members.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTIES

Beginning in February 1998, through a series of advances from Mr. C. Scott Sykes, Jr. or from VIG Holdings, LLC (a limited liability company whose sole member is C. Scott Sykes, Jr.), the Company borrowed certain sums. During the year 2000, Mr. Sykes transferred all obligations owed to him or affiliates by the Company to a former officer/Chairman of the Board of the Company. These obligations were then converted to the Company's common stock in conformity with a private placement memorandum dated March 8, 2000 as authorized by Section 504D of the Securities and Exchange Commission.

In June 1998 the Charles S. Sykes Irrevocable Trust loaned to the Company the sum of $500,000. The Trust was given a secured promissory note for simple interest at the rate of ten percent (10%) per annum with the principal and all accrued interest due at maturity on January 1, 2001. The whole amount of the note is secured by the tangible and intangible personal property of the Company. The Trust agreed to extend the maturity of the note to January 1, 2003.

Also in September 1998, C. Scott Sykes, Jr. in order to reduce the cash flow requirements of the Company, personally guaranteed certain indebtedness in the sum of $93,056 owed to Ms. Dianne Lindahl, a former Company employee and a current shareholder. As of December 31, 2001 the balance of the indebtedness is $82,070.

During the year 2000, an officer of the Company assigned an automobile lease to the Company for use by a Company employee. The Company incurred $6,167 and $1,540 expense related to this lease for the years ended December 31, 2000 and 2001, respectively. The lease terminated March 2001.

During the year 2001, the Company issued to Mr. Sykes a $48,570 unsecured promissory note in exchange for $48,570. Terms of the note are monthly interest and principal payments of $3,488 beginning January 20, 2002 with a final payment of $3,006 on March 20, 2003. The note bears a simple interest of 10%.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on this Form 10KSB and authorize this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, State of Texas on March 15, 2002.

SureQuest Systems, Inc., a Nevada Corporation

                                  (Registrant)

Date March 15, 2002                By         /s/ C. Scott Sykes, Jr.
                                      ---------------------------------------
                                           C. Scott Sykes, Jr. President

                                   By         /s/ Stan Janczyk
                                      ---------------------------------------
                                              Stan Janczyk, CFO

----------
(1) Print the name and title of the signing officer under his or her signature.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS AND

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   FOR YEARS ENDED DECEMBER 31, 2001 and 2000

                                TABLE OF CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.................F-2

FINANCIAL STATEMENTS

      Consolidated Balance Sheets..................................F-3

      Consolidated Statements of Operations........................F-5

      Consolidated Statement of Changes in Shareholders' Deficit...F-6

      Consolidated Statements of Cash Flows........................F-7

      Notes to Consolidated Financial Statements...................F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of SureQuest Systems, Inc.

We have audited the accompanying consolidated balance sheets of SureQuest Systems, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SureQuest Systems, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As described in Note 3, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses of $139,806 and $1,364,379 for 2001 and 2000, respectively. Additionally, at December 31, 2001, the Company's current liabilities exceeded its current assets by $1,253,804 and its total liabilities exceeded its total assets by $1,829,632. At December 31, 2001, total liabilities include $599,603 of payroll tax obligations and related penalties and interest relating to 1998 and 1999 and the first quarter of 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. Management's plans as they relate to these issues are also explained in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      KING GRIFFIN & ADAMSON P.C.

Dallas, Texas

March 15, 2002

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       DECEMBER 31,   DECEMBER 31,
                                                           2001           2000
                                                       -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                         $    16,585    $     3,744
     Note receivable                                         2,500          2,500
     Accounts receivable - trade, less allowance
        for doubtful accounts of $25,142 and
        $32,486 at December 31, 2001 and 2000,
        respectively                                       186,493        165,842
     Prepaid expenses and other current assets              10,450          9,129
                                                       -----------    -----------
        Total current assets                               216,028        181,215

PROPERTY AND EQUIPMENT
     Office furniture and fixtures                          13,871         13,871
     Computer equipment                                    178,492        173,297
     Office and other equipment                             42,664         28,675
     Leasehold improvements                                 62,357         62,357
                                                       -----------    -----------
                                                           297,384        278,200
     Less: accumulated depreciation and amortization      (233,449)      (205,126)
                                                       -----------    -----------
        Net property and equipment                          63,935         73,074

OTHER ASSETS

     Land held for sale, net                               277,300        277,300
     Capitalized software development costs, net of
        accumulated amortization of $1,613,909 and
        $1,320,324 at December 31, 2001 and 2000,
        respectively                                       428,146        721,731
     Other                                                   6,131          7,727
                                                       -----------    -----------
        Total other assets                                 711,577      1,006,758
                                                       -----------    -----------

TOTAL ASSETS                                           $   991,540    $ 1,261,047
                                                       ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                          DECEMBER 31,     DECEMBER 31,
                                                             2001            2000
                                                          -----------      -----------
CURRENT LIABILITIES
     Current portion of convertible debentures             $    29,003    $    15,898
     Current portion of notes payable to officers,
        shareholders and affiliates                            199,619        124,796
     Current portion of long-term debt and credit lines        143,504        169,052
     Accounts payable - trade                                  196,327        366,249
     Payroll tax obligations                                   599,603        738,348
     Accrued expenses                                           60,729         87,406
     Accrued interest                                          241,047        191,445
     Advances from officers and affiliates                          --         22,571
                                                           -----------    -----------
        Total current liabilities                            1,469,832      1,715,765

CONVERTIBLE DEBENTURES-net of current portion                  183,440        107,405
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
     AND AFFILIATES, net of current portion                    778,909        823,792
LONG-TERM DEBT, net of current portion                          15,124         39,204
DEFERRED COMPENSATION                                          373,867        304,882
                                                           -----------    -----------
        Total liabilities                                    2,821,172      2,991,048

COMMITMENTS AND CONTINGENCIES (Notes 3 and 14)                      --             --

SHAREHOLDERS' DEFICIT
     Preferred Stock - $.001 par value, 1,000,000 shares
        authorized, none issued and outstanding                     --             --
     Common Stock - $.001 par value, 50,000,000 shares
        authorized, 35,880,840 and 32,407,257
        issued and outstanding at December 31, 2001
        and 2000, respectively                                  35,881         32,407
     Additional paid-in capital                              5,130,549      5,094,568
     Accumulated deficit                                    (6,996,062)    (6,856,976)
                                                           -----------    -----------
        Total shareholders' deficit                         (1,829,632)    (1,730,001)
                                                           -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                $   991,540    $ 1,261,047
                                                           ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     YEAR ENDED       YEAR ENDED
                                                    DECEMBER 31,     DECEMBER 31,
                                                       2001             2000
                                                   ------------    ------------
Revenues
     Dietary services and supplies                 $    592,760    $    607,539
     Software sales and rental                          995,722         972,161
                                                   ------------    ------------
     Total revenues                                   1,588,482       1,579,700

Cost of revenues
     Dietary services and supplies                      212,169         249,533
     Software sales and rental                          196,518         210,805
                                                   ------------    ------------
     Total cost of revenues                             408,687         460,338
                                                   ------------    ------------
Gross profit                                          1,179,795       1,119,362

Operating expenses
     Sales and marketing                                 69,740         218,842
     General and administrative                         800,562       1,212,385
     Depreciation and amortization                      321,908         468,573
                                                   ------------    ------------
     Total operating expenses                         1,192,210       1,899,800
                                                   ------------    ------------

Loss from operations                                    (12,415)       (780,438)

Other income (expense)
     Interest expense                                  (122,862)       (178,293)
     Tax penalties                                       (3,182)       (165,195)
     Litigation settlement                                   --        (110,000)
     Unrealized loss on land held for sale                   --        (101,603)
     Other, net                                            (627)        (28,850)
                                                   ------------    ------------
     Total other expense, net                          (126,671)       (583,941)
                                                   ------------    ------------
Net loss before income tax provision                   (139,086)     (1,364,379)

     Income tax provision                                    --              --
                                                   ------------    ------------
Net loss                                           $   (139,086)   $ (1,364,379)
                                                   ============    ============

Basic and diluted net loss per weighted average
share of common stock outstanding                  $      (0.00)   $      (0.04)
                                                   ============    ============

Weighted average number of shares of basic
and diluted common stock outstanding                 34,135,800      30,929,986
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SUREQUEST SYSTEMS, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                        Number        Common      Common Stock     Additional                       Total
                                       of Issued       Stock      Subscriptions     Paid-In      Accumulated    Shareholders'
                                        Shares        Amount       Receivable       Capital        Deficit         Deficit
                                      ----------    -----------   -------------   -----------    -----------    -----------
Balance at January 1, 2000            27,196,362    $    27,196    $  (180,000)   $ 4,033,346    $(5,492,597)   $(1,612,055)

Common stock issued for cash             883,333            883             --         55,117                        56,000
Long-term debt and advances
   from officers converted to
   common stock                        2,276,662          2,277             --        655,612             --        657,889
Common stock issued as payment
   for consulting services             1,187,264          1,187             --        200,461             --        201,648
Common stock options issued to
   consultants                                --             --             --         12,230             --         12,230
Convertible debentures
   converted to common stock             363,636            364             --        109,636             --        110,000
Common stock issued to settle
   litigation                            500,000            500             --         84,500             --         85,000
Convertible debentures issued
   with a beneficial conversion
   feature                                    --             --             --         23,666             --         23,666
Cash received on common stock
   subscriptions receivable                   --             --        100,000             --             --        100,000
Write off of subscriptions
   receivable                                 --             --         80,000        (80,000)            --             --
Net loss for year                             --             --             --             --     (1,364,379)    (1,364,379)
                                      ----------    -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2000          32,407,257         32,407             --      5,094,568     (6,856,976)    (1,730,001)

Common stock issued as
    compensation                       1,597,201          1,597             --         30,358             --         31,955
Common stock issued with
    convertible debenture                250,000            250             --          7,250             --          7,500
Common stock cancelled                  (190,833)          (190)            --            190             --             --
Common stock issued in conjunction
    with debt covenant terms (see
    note 15)                           1,817,215          1,817             --         (1,817)            --             --
Net loss for year                                                                                   (139,086)      (139,086)
                                      ----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2001          35,880,840    $    35,881    $        --    $ 5,130,549    $(6,996,062)   $(1,829,632)
                                      ==========    ===========    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of this
                       consolidated financial statement.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR           YEAR
                                                                 ENDED           ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2001            2000
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $  (139,086)   $(1,364,379)
Adjustments to reconcile net loss to net cash
     used in operating activities
        Depreciation and amortization                             321,908        468,573
        Unrealized loss-land for sale                                  --        101,603
        Write off of note receivable                                   --          5,700
        Provision for bad debt                                     16,756        (21,732)
        Common stock options issued for services
          and in conjunction with debt                                 --         12,230
        Convertible debentures issues with a beneficial
          conversion feature                                           --         23,666
        Common stock issued as employee compensation               31,955             --
        Common stock issued for services                               --        211,648
        Common stock issued for litigation settlement                  --         85,000
        Common stock issued with convertible debentures             7,500             --
     (Increase) decrease in
        Accounts receivable - trade                               (37,407)       (72,406)
        Prepaid expenses and other current assets                  (1,321)        10,313
        Other assets                                                1,596          8,285
     Increase (decrease) in
        Accounts payable - trade                                 (169,922)        78,327
        Payroll tax obligations                                  (138,745)       215,986
        Accrued expenses                                          (26,677)       (35,329)
        Accrued interest                                           49,602         70,379
        Deferred compensation                                      68,985        100,000
                                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                             (14,856)      (102,136)

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in note receivable                                  --         (2,500)
        Purchases of property and equipment                       (19,184)        (9,093)
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                             (19,184)       (11,593)

CASH FLOWS FROM FINANCING ACTIVITIES
        Net decrease in advances from officers
          and affiliates                                          (22,571)       (41,666)
        Proceeds from convertible debentures                      116,410        171,303
        Payments on convertible debentures                        (27,270)            --
        Proceeds from notes payable to
          officers, shareholders and affiliates                    48,570         17,500
        Payments on notes payable to officers, shareholders
          and affiliates                                          (18,630)       (27,612)
        Proceeds from credit lines and long-term debt                  --         10,000
        Payments on credit lines and long-term debt               (49,628)      (115,785)
        Proceeds from common stock subscribed                          --        100,000
        Proceeds from sale of common stock                             --         56,000
        Payments on long term advances from officers                   --        (56,062)
                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          46,881        113,678
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                              12,841            (51)

Cash and cash equivalents at beginning of year                      3,744          3,795
                                                              -----------    -----------

Cash and cash equivalents at end of year                      $    16,585    $     3,744
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF INTEREST
     AND INCOME TAXES PAID

        Interest paid on borrowings                           $    73,000    $    61,000
                                                              ===========    ===========

        Income taxes paid                                     $        --    $        --
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                     YEAR         YEAR
                                                                     ENDED        ENDED
                                                                  DECEMBER 31, DECEMBER 31,
                                                                     2001         2000
                                                                  -----------  ----------
SUPPLEMENTAL SCHEDULE OF NON-CASH
     INVESTING AND FINANCING ACTIVITIES

        Issuance of common stock for conversion of debentures        $     --   $100,000
                                                                     ========   ========
        Issuance of common stock for conversion of long term debt
         and advances from officers                                  $     --   $657,889
                                                                     ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of SureQuest Systems, Inc. and its wholly-owned subsidiaries, collectively referred to as "the Company". All significant inter-company transactions have been eliminated.

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable and Revenue Recognition

The Company's revenue recognition policies are consistent with the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2, software revenue recognition, and SOP 98-9 which is a modification of SOP 97-2. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition". SAB 101 summarizes certain aspects of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. During 2000, the SEC extended the transition provision to begin no later than the fourth quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company adopted and complied with the provisions of SAB 101 beginning with the year ended December 31, 2000. Revenue is recognized at the time services are performed or goods are shipped, except for revenue from software licenses purchased by "private label" distributors, which is recognized when payment is received. Certain of the Company's customers operate under the terms of thirty day open ended rental agreements cancelable by either party with thirty days notice. In the normal course of business, the Company extends unsecured credit to virtually all of its rental and menu form customers. The Company provides for an allowance for bad debt for those accounts considered doubtful of collection.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful life (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the remaining estimated useful life of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred. Depreciation expense for the years ended December 31, 2001 and 2000 was $15,513 and $24,705, respectively. Leasehold improvements are capitalized and amortized over the shorter of the life of the improvement or the remaining life of the lease. Amortization expense for the years ended December 31, 2001 and 2000 related to leasehold improvements is $12,810 and $12,544, respectively.

Capitalized Software Costs

The Company classifies the costs of planning, designing and establishing the technological feasibility of a computer software product as research and development costs and charges these costs to expense when incurred. After technological feasibility has been established, i.e. the Company has a working model in use, costs of producing a marketable product and product masters are capitalized and amortized on a product-by-product basis using the straight-line method over the estimated life of the product (5 years). Quarterly, the Company evaluates the recoverability of the carrying value of the capitalized software costs by comparing the unamortized capitalized costs to the net realized value, as determined by an undiscounted cash flow analysis. The amount by which the carrying value exceeds the net realizable value, if any, is written off. Cost of maintenance and customer support is charged to expense as incurred.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. During the year 2000, the Company had determined that there was a permanent decline in the carrying value of the land held for sale. Accordingly, the Company recognized a $101,603 unrealized loss in the Consolidated Statement of Operations for the year ended December 31, 2000 to reflect the land's revised fair market value of $277,300. No additional impairment is recognized for the year ended December 31, 2001.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

Loss Per Share

Basic loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. The common stock equivalents are not included in the diluted loss per share for 2001 and 2000 as they are antidilutive.

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

Recent Accounting Pronouncement

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective January 1, 2002. SFAS 144 address accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company believes the adoption of SFAS 144 will not have a material effect on its financial position or results of operation.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $139,086 and $1,364,379 during the years ended December 31, 2001 and 2000, respectively and cash used by operating activities for the same periods aggregated $14,856 and $102,136, respectively. Additionally, current liabilities at December 31, 2001 of $1,469,832 exceed current assets of $216,028 and total liabilities at December 31, 2001 of $2,821,172 exceed total assets of $991,540. The Company's continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of common stock and debt financing. On January 30, 2002, the Board of Directors approved certain proposed convertible debt financing term sheets that provide a minimum of $550,000 to a maximum of $750,000 of Series 1 financing to be followed by a minimum of $2,100,000 to a maximum of $3,800,000 convertible debt Series II financing. There can be no degree of assurance given that the Company will be successful in completing this or additional financing transactions or that the Company will be profitable in the near future.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE 3 - GOING CONCERN - Continued

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - CAPITALIZED SOFTWARE COSTS

The Company has two software packages, a DOS based package which was developed internally, and a Windows based package which was purchased during 1998. The DOS package is primarily targeted to customers interested in more simple dietary applications and prefer monthly rental agreement payment terms. The Windows based package offers single and multi user versions and is primarily the product of choice for the Company's distributor alliances. Amortization expense related to its DOS package was $137,739 for 2000 and it was fully amortized at December 31, 2000. Amortization expense related to the Windows package is $293,585 for each of the years 2001 and 2000.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 5 - CONVERTIBLE DEBENTURES

During 2000, the Company issued $123,303 of unsecured debentures that included consideration of $70,000 cash and consolidation of $45,000 of debenture principal outstanding at December 31, 1999 and capitalization of $8,303 accrued interest. During 2001, the Company extended terms of this unsecured debenture. The debenture bears annual interest of 10%. Terms of repayment include monthly principal and interest payments of $2,983 which began April 20, 2001 and payable each month thereafter for a period of 60 months. As additional consideration, during 2001 the holder was granted warrants to acquire 1,252,386 common shares ranging from $.04 to $.075 per share. These warrants expire January 20, 2003 and were issued as a replacement of previously issued warrants. During 2001, the Company issued an additional $100,000 of unsecured debentures and capitalized accrued interest of $16,410 related to a previously issued and outstanding unsecured debenture. The $100,000 debenture bears interest at 10% and requires interest only payments until maturity on February 28, 2003. As additional consideration during 2001, the holder was issued 250,000 common shares and warrants to purchase 125,000 common shares at $.04 per share that expire February 28, 2003.

                                                                        2001       2000
                                                                     ---------   --------
Total convertible debentures                                          $212,443   $123,303

Less current maturities                                                 29,003     15,898
                                                                      ========   ========
Long term obligation-convertible debentures                           $183,440   $107,405
                                                                      ========   ========

     Principle maturities of convertible debentures are as follows at December 31, 2001

     Year
     2002       $  29,003
     2003         110,161
     2004          29,170
     2005          32,545
     2006          11,564
                ---------
                $ 212,443
                =========

NOTE 6 - NOTES PAYABLE TO OFFICERS, SHAREHOLDERS & AFFILIATES

                                                                                     2001      2000
                                                                                   --------  --------
$100,000 unsecured promissory note payable to shareholder affiliate;
interest at 10% per annum; monthly principle and interest of $965
beginning May 2000; remaining principal balance of $96,517 due April 2002      $    97,136  $  98,915

$10,000 unsecured promissory note payable to shareholder affiliate; interest payable semi-annually at 8% per annum; principal payable
on demand                                                                           10,000     10,000

Unsecured demand promissory note payable to shareholder; interest payable
at 10% per annum; principal payable on demand                                       14,107     18,045

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 - NOTES PAYABLE TO OFFICERS, SHAREHOLDERS & AFFILIATES

                                                                                       2001       2000
                                                                                     --------   --------
Unsecured promissory note to affiliate; interest at 10% per annum; monthly
installment of principal and interest of $806; matures May 2002                        3,934       12,737

Promissory note to shareholder affiliate; interest at 10% per annum with total accrued interest and principal payable on demand; security interest in all assets of the Company subordinated to certain banks and shareholders holding prioritized liens; shareholder affiliate has verbal agreement not to
demand redemption during the year 2002                                               500,000      500,000

Promissory note to shareholder; 100,000 shares of the Company stock held in escrow as security; interest to accrue through May 10, 2004 at 10%; $2,293 monthly payment on May 10, 2004 with 426 $3,000 monthly payments thereafter; in addition, holder will be repaid with 3% of monthly cash proceeds in excess of
$130,000; cash proceeds shall include gross receipts from operations, net proceeds from equity or debt funding, and/or net proceeds from sales of certain
assets; payment to be made on tenth day of month following month of cash receipt     222,711      222,711

Promissory note to shareholder with personal guarantee by Company officer;
secured by software source code and subordinated lien on land; interest at 7.5%
monthly with a monthly interest and principal payment of $3,000 beginning
January 2, 2002, six monthly interest and principal payments of $4,500 beginning
February 10, 2002; thereafter $3,000 monthly interest and principal
payments with a final payment of $707 on May 10, 2004                                 82,070       86,180

Unsecured promissory note to shareholder/officer; interest at 10% per annum payable in monthly principal and interest payments of $3,488 beginning
January 20,2002 with final payment of $3,006 on March 20, 2003                        48,570           --

                                                                                    --------     --------
Total notes payable to officers, shareholders and affiliates                         978,528      948,588

Less current portion                                                                 199,619      124,796
                                                                                    --------     --------
Long-term portion                                                                  $ 778,909    $ 823,792
                                                                                    ========     ========

Principal maturities of notes payable to officers, shareholders, and affiliates are as follows at December 31, 2001:

         Year              Principal Amount
         2002                 $ 199,619
         2003                   533,895
         2004                    22,303
         2005                        --
         2006                        --
         Thereafter             222,711
                             ----------
         TOTAL                $ 978,528
                             ==========

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 7 - CREDIT LINES AND LONG-TERM DEBT

                                                                                   2001       2000
                                                                                 --------   --------
$21,300 revolving credit line with bank secured by personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding principal;
interest at 24.98% per annum                                                     $ 15,310   $ 17,697

Revolving credit line with bank secured by the personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding principal;
interest at 16.24% per annum                                                        6,877      7,098

Revolving credit line with bank secured by the personal guarantee of an
affiliate; interest at 18.32% per annum                                             1,346      2,204

Promissory note to a bank; secured by land held for sale; quarterly payments
of interest only at 9.75% per annum; matures August, 2002                          87,500    100,000

Note payable to a bank matured September 2001                                          --      7,540

Note payable to a bank; collateralized by the Company's receivables, inventory and equipment; interest at prime plus 2.75% (7.50% at December 31, 2001);
payable in monthly installments of principal and interest of $836; matures
May 2003                                                                           13,421     21,951

Note payable to bank; unsecured; interest at 10% per annum; payable in monthly
installments of principal and interest of $810; matures November 2003              17,392     26,071

Note payable to finance company matured September 2001                                 --      3,713

Unsecured promissory note to office lessee for purpose of leasehold improvements; interest at 11% per annum; payable in monthly installments of
principal and interest of $484; matures September 2003                              6,782     11,982

Unsecured promissory note; 10% interest; payable on demand                         10,000     10,000
                                                                                 --------   --------
Total long-term debt                                                              158,628    208,256

Less current maturities                                                           143,504    169,052
                                                                                 --------   --------

Long-term debt                                                                   $ 15,124   $ 39,204
                                                                                 ========   ========

     Principal maturities of credit lines and long-term debt are as follows at December 31, 2001:

    Year
    2002         $ 143,504
    2003            15,124
                  --------
                 $ 158,628
                  ========

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - CONVERSION OF LONG TERM ADVANCE TO COMMON STOCK

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

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer, not yet paid. This amount is convertible into common stock of the Company determined on the last business day of each respective year. At December 31, 2001 and 2000, the officer could have elected to convert the deferred compensation obligation outstanding of $373,867 and $304,882, respectively to 10,525,694 and 7,076,444 common shares, respectively. This obligation is recorded as a long-term liability based on the Company's ability to repay and the officer's intent to collect.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 2001 and 2000 the carrying value all of the Company's accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature. Convertible debentures, credit lines, notes payable and long-term debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms.

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

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company had not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000. On January 12, 2001, the Department of Treasury notified the Company that the total obligation due as of that date was $720,975, which includes penalty and interest. Although the Company believes that it has meritorious defenses to abate the assessed penalty, the Company recorded the $720,975 obligation at December 31, 2000. Prior to this notice, the Company entered into a settlement agreement with the Department of Treasury that provided for certain installment payments. During 2000 and 2001 the Company remitted $165,000 as payments towards this obligation. On September 20, 2001, the Company submitted to the Department of Treasury an offer in compromise that proposed a $300,000 settlement of the entire obligation payable in 24 equal monthly installments of $12,500. Although management believes that the offer will be accepted in an amount significantly below the recorded obligation, there can be no assurance that the offer will be accepted. The Company continues to remit $5,000 monthly payments pending the final response from the Department of Treasury. The Company has not recorded additional penalties and interest and the liability recorded at December 31, 2001 is $599,603. On November 12, 2001, the Department of Treasury provided notice that the total liability, as of that date that includes additional penalty and interest is $734,438. The Company has not increased its provision from the amount of $720,975 recorded at December 31, 2000, because management believes that an amount less than that recorded at December 31, 2001 will be compromised with the Department of Treasury. The Company has remitted all payroll tax obligations for the year 2001.

NOTE 13 - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2001 and 2000 consist of the following:

                                                       2001             2000
                                                    ---------       -----------
Current deferred tax asset                          $   8,548       $    11,045
Non-Current deferred tax asset                      1,180,824         1,330,660
Valuation allowance                                (1,189,372)       (1,341,705)
                                                    ---------       -----------
Net deferred tax asset                              $     -0-       $       -0-
                                                    =========       ===========

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 13 - INCOME TAXES - CONTINUED

The current deferred tax asset results from the allowance for doubtful accounts. The non-current deferred tax asset results from the unrealized loss on land held for sale, the deferred compensation and the net tax operating loss carry forward of approximately $2,997,541 at December 31, 2001 that begins to expire in 2012. The Company utilized $153,806 of the net operations loss carry forward at December 31, 2001. At December 31, 2001 and 2000 the net deferred tax asset has a 100% valuation allowance due to the uncertainty of the Company generating future taxable income.

The Company's income tax benefit for the years ended December 31, 2001 and 2000 differed from the statutory federal rate of 34% as follows:

                                                          2001           2000
                                                       ---------      ---------
Statutory rate applied to loss before
     income taxes                                      $ (47,320)     $(463,889)
Increase in income taxes resulting from amounts
    not deductible for income tax purposes                78,656        169,458
Change in previous years estimate                        120,997        107,986
Increase (decrease) in valuation allowance              (152,333)       186,445
                                                       ---------      ---------
Income tax benefit                                     $      --      $      --
                                                       =========      =========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company has operating leases for its office facilities, automobiles, and certain equipment. Rental expense for operating leases was $84,361 and $86,449 for 2001 and 2000, respectively. Future minimum rental commitments under non cancelable leases for the succeeding five years are as follows:

    Year ended
   December 31,                                            Amount
-------------------                                     ---------
       2002                                             $  83,475
       2003                                                49,805
       2004                                                 6,625
       2005                                                 1,289
                                                        ---------
                                                        $ 141,194
                                                        =========

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company's financial position or its results of operations.

NOTE 15 -COMMON STOCK ISSUED IN CONJUNCTION WITH DEBT COVENANT

In March 2000, a promissory note to a third party was converted to the Company's common stock. Terms of the conversion provide that the Company guaranteed that the Company shares conveyed will have a minimum per share value of $.20 per share at March 8, 2001 or the Company will issue additional common shares in order that the total number of shares conveyed at inception of this agreement and the additional shares obligated to be issued at March 8, 2001 at the closing share price on that date will equal $66,667. The Company's share price at March 8, 2001 was $0.31, therefore the Company issued an additional 1,817,215 shares during 2001.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 16 - SIGNIFICANT DISTRIBUTORS

During 2001 and 2000 approximately 54% and 58%, respectively, of total revenues are attributable to three distributors that represent the Company through private label software products and menu services. During 2000 the three distributors accounted for 18%, 19% and 21%, respectively, of the Company's total revenues. During 2001 the three distributors accounted for 30%, 22% and 2%, respectively of the Company's total revenues.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 17 - STOCK OPTIONS and WARRANTS

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for all options granted to employees. Had compensation cost for the Company's stock based compensation Plans been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have been the same for 2001 and 2000 as no options were issued to employees during these years:

A summary of changes in the Company's compensatory options follows:

                                 Employee Stock Options   Other Stock Options/Warrants  Combined Total
                                              Weighted                   Weighted
                                               Average                    Average
                                               Exercise        Options/   Exercise        Options/
                                    Options     Price          Warrants    Price          Warrants
                                    --------   --------       ---------  ---------        ---------
Outstanding at January 1, 2000       250,000    $ .17           179,000    $ .31            429,000
Granted                                   --       --         1,746,096      .15          1,746,096
Exercised                                 --       --                --       --                 --
Expired                              (50,000)     .25          (155,000)     .31           (205,000)
                                     -------    -----         ---------    -----          ---------
Outstanding at December 31, 2000     200,000    $ .15         1,770,096    $ .16          1,970,096

Granted                                   --       --         1,427,386      .06          1,427,386
Exercised                                 --       --                --       --                 --
Expired                                   --       --          (962,096)     .06           (962,096)
                                     -------    -----         ---------    -----          ---------
Outstanding at December 31, 2001     200,000    $ .15         2,235,386    $ .10          2,435,386
                                     =======    =====         =========    =====          =========

The following table summarizes information about employee stock options outstanding at December 31, 2001:

                               Options Outstanding                                       Options Exercisable
          ---------------------------------------------------------------------    -------------------------------
                                                 Weighted
                                                  Average           Weighted
              Range of           Number          remaining           average           Number     Weighted average
          exercise prices     outstanding    contractual life    exercise price    Exercisable     exercise price
          ----------------    -------------  -----------------   ---------------   -------------  ----------------
              $.15               200,000          .1 years            $.15            200,000           $.15

The following table summarizes information about other stock options outstanding at December 31, 2001:

                           Options and Warrants Outstanding                               Options Exercisable
          ---------------------------------------------------------------------    -------------------------------
                                                 Weighted
                                                  Average           Weighted
              Range of           Number          remaining           average           Number     Weighted average
          exercise prices     outstanding    contractual life    exercise price    Exercisable     exercise price
          ----------------    -------------  -----------------   ---------------   -------------  ----------------
             $.07-$.50          2,235,386        .7 years              $.10          2,235,386           $.10

The other stock options were issued with convertible debentures, common stock sold for cash, and for services performed in 2001 and 2000.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 18 - RELATED PARTY TRANSACTIONS

During May 2000, the Company's Chairman and President conveyed to a Company shareholder/former officer $430,000 of Company obligations owed to the Company's Chairman and President in exchange for certain personal indebtedness owed by the Company's Chairman/President to the shareholder/former officer as further discussed in Note 8.

Certain officers/shareholders and affiliates of the Company have provided debt funding to the Company. Terms of the debt obligations are described in Note 7 in the accompanying consolidated financial statements. Accrued interest related to these obligations is $232,813 and $154,365 at December 31, 2001 and 2000 and interest paid is $16,861 and $21,362 for the years ended December 31, 2001 and 2000, respectively.

During 2000, an officer/shareholder assigned payments of a personal automobile lease to the Company for use of the automobile by a Company consultant. The assignment terminated March, 2001. The Company remitted, directly to the lessee, lease payments of $1,540 and $6,167 for the years ended December 31, 2001 and 2000, respectively.

NOTE 19 - LITIGATION SETTLEMENT

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

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 20 - SEGMENT INFORMATION

Surequest Systems, Inc. has two reportable segments: Dietary Services and Supplies and Software Sales and Rental. The Dietary Services and Supplies segment provides menu services that consist of hard copy menus to its customers. The Software Sales and Rental segment provides sales and rental of its proprietary dietary software, installation services, technical support to the user and related paper products. The Company also has a proprietary scheduling software sales and technical support segment but the revenues are insignificant to the consolidated operations of the Company and are included with the Software Sales and Rental segment.

The accounting policies of the segments are the same as described in the summary of significant accounting policies. Assets of the segment groups are not relevant for management of the business nor for disclosure. Amortization of the proprietary software is allocated in accordance with the revenue provided by each segment. Accordingly interest expense is also allocated on the lines of segment revenue provided. Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts.

Revenues from the Software Sales and Rental segment include sales from Canada of $29,778 and $279,905 for the years ended December 31, 2001 and 2000, respectively. All other revenues are from U.S. operations.

Segment Loss Allocation

                              Dietary         Software
                            Services and      Sales and
Year Ended December 31,       Supplies         Rental             Total
                            -------------    -------------    -------------
2001

Revenue                     $     592,760    $     995,722    $   1,588,482

Interest Expense                   45,847           77,015          122,862

Amortization - software            28,321          265,264          293,585

Segment loss                      (38,982)        (100,104)        (139,086)

2000

Revenue                     $     607,539    $     972,161    $   1,579,700

Interest Expense                   68,643          109,650          178,293

Amortization - software           166,060          265,264          431,324

Segment loss                     (435,988)        (687,938)      (1,123,926)

Segment Loss Reconciliation                      2001             2000
                                             -------------    ------------
     Total loss for reportable segments      $    (139,086)   $  (1,123,926)

     Unallocated amounts:
          Unrealized loss-land                          --         (101,603)
          Debt settlement                               --         (138,850)
                                             -------------    -------------
     Net loss                                $    (139,086)   $  (1,364,379)
                                             =============    =============

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 21 - SUBSEQUENT EVENTS

On January 30, 2002, the Company's Board of Directors adopted a Stock Option and Grant Plan that authorizes 5,000,000 shares of Company common stock that may be granted pursuant to this plan. Any grants of incentive stock options are subject to shareholder approval. To accommodate the implementation of this plan, the Company filed with the Securities and Exchange Commission "Form S-8" Registration Statement that authorizes the aforesaid 5,000,000 shares. As of March 15, 2002 275,000 shares have been granted.