Form 10QSB
period 2002-03-31
SUREQUEST SYSTEMS INC
filed 2002-05-15
CIK 1029405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    As of March 31, 2002, 38,076,686 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF
        THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

                                      INDEX

PART I - Financial Information

Item 1. - Financial Statements

Consolidated Balance Sheets at March 31, 2002 (unaudited)
and December 31, 2001.............................................................................................3

Consolidated Statements of Operations for the three
months ended March 31, 2002 and 2001 (unaudited)..................................................................5

Consolidated Statements of Cash Flows for the three
months ended March 31, 2002 and 2001 (unaudited)..................................................................6

Notes to Consolidated Financial Statements........................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................10

PART II - Other Information......................................................................................15

Item 1. Legal Proceedings........................................................................................15

Item 2. Changes in Securities....................................................................................15

Item 3. Defaults Upon Senior Securities..........................................................................15

Item 4. Submission of Matters to a Vote of Securities Holders....................................................15

Item 5. Other Information........................................................................................15

Item 6. Exhibits and Reports on Form 8-K.........................................................................15

Signature........................................................................................................15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             March 31,
                                                                                                2002                  December 31,
                                                                                            (Unaudited)                   2001
                                                                                         -----------------         ----------------
CURRENT ASSETS
   Cash and cash equivalents                                                             $           5,206         $         16,585
   Note receivable                                                                                   2,500                    2,500
   Accounts receivable - trade, less allowance for doubtful accounts
     of $22,061 and $25,142                                                                        171,980                  186,493
   Prepaid expenses and other current assets                                                        28,506                   10,450
                                                                                         -----------------         ----------------
     Total current assets                                                                          208,192                  216,028

PROPERTY AND EQUIPMENT
   Office furniture and fixtures                                                                    13,871                   13,871
   Computer equipment                                                                              178,492                  178,492
   Office and other equipment                                                                       42,664                   42,664
   Leasehold improvements                                                                           62,357                   62,357
                                                                                         -----------------         ----------------
                                                                                                   297,384                  297,384
   Less: Accumulated depreciation and amortization                                                (238,990)                (233,449)
                                                                                         -----------------         ----------------
     Net property and equipment                                                                     58,394                   63,935

OTHER ASSETS
   Land held for sale, net                                                                         277,300                  277,300
   Capitalized software development costs, net of
     accumulated amortization of $1,687,305 and $1,613,909                                         354,750                  428,146
   Other                                                                                             6,131                    6,131
                                                                                         -----------------         ----------------
     Total other assets                                                                            638,181                  711,577
                                                                                         -----------------         ----------------

TOTAL ASSETS                                                                             $         904,767         $        991,540
                                                                                         =================         ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                                             March 31,
                                                                                                2002                  December 31,
                                                                                            (Unaudited)                   2001
                                                                                         -----------------         ----------------
CURRENT LIABILITIES
   Current portion of convertible debentures                                             $         117,509         $         29,003
   Current portion of notes payable to officers,
     shareholders and affiliates                                                                   135,696                  199,619
   Current portion of long-term debt and credit lines                                              144,300                  143,504
   Accounts payable - trade                                                                        224,247                  196,327
   Payroll tax obligations                                                                         604,997                  599,603
   Accrued expenses                                                                                 60,817                   60,729
   Accrued interest                                                                                260,386                  241,047

                                                                                         -----------------         ----------------
     Total current liabilities                                                                   1,547,952                1,469,832

CONVERTIBLE DEBENTURES - net of current portion                                                     93,128                  183,440
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
   AND AFFILIATES, net of current portion                                                          846,737                  778,909
LONG-TERM DEBT, net of current portion                                                              10,132                   15,124
DEFERRED COMPENSATION                                                                              378,868                  373,867
                                                                                         -----------------         ----------------
     Total liabilities                                                                           2,876,817                2,821,172

COMMITMENTS AND CONTINGENCIES (Note 4)                                                                  --                       --

SHAREHOLDERS' DEFICIT
   Preferred stock - $.001 par value, 1,000,000 shares
     authorized, none issued and outstanding                                                            --                       --
   Common stock - $.001 par value, 50,000,000 shares
     authorized, 38,076,686 and 35,880,840 issued and
     outstanding                                                                                    38,077                   35,881
   Additional paid-in capital                                                                    5,276,420                5,130,549
   Accumulated deficit                                                                          (7,286,547)              (6,996,062)
                                                                                         -----------------         ----------------
     Total shareholders' deficit                                                                (1,972,050)              (1,829,632)
                                                                                         -----------------         ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                              $         904,767         $        991,540
                                                                                         =================         ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                                           March 31,
                                                                                         ------------------------------------------
                                                                                               2002                      2001
                                                                                         -----------------         ----------------
Revenues
   Dietary services and supplies                                                         $         142,997         $        162,907
   Software sales and rental                                                                       148,212                  124,382
                                                                                         -----------------         ----------------
         Total revenues                                                                            291,209                  287,289

Cost of revenues
   Dietary services and supplies                                                                    50,645                   61,162
   Software sales and rental                                                                        35,291                   35,663
                                                                                         -----------------         ----------------
         Total cost of revenues                                                                     85,936                   96,825
                                                                                         -----------------         ----------------
Gross profit                                                                                       205,273                  190,464

Operating expenses
   Sales and marketing                                                                             137,217                   23,074
   General and administrative                                                                      240,557                  214,000
   Depreciation and amortization                                                                    78,937                   80,141
                                                                                         -----------------         ----------------
         Total operating expenses                                                                  456,711                  317,215
                                                                                         -----------------         ----------------

Loss from operations                                                                              (251,438)                (126,751)

Other expense
   Interest expense                                                                                 36,329                   23,332
   Other, net                                                                                        2,718                    1,885
                                                                                         -----------------         ----------------
         Total other expense, net                                                                   39,047                   25,217
                                                                                         -----------------         ----------------
Net loss before income tax provision                                                              (290,485)                (151,968)
Income tax provision                                                                                    --                       --
                                                                                         -----------------         ----------------
Net loss                                                                                 $        (290,485)        $       (151,968)
                                                                                         =================         ================

Basic and diluted net loss per weighted average
share of common stock outstanding                                                        $           (0.01)        $          (0.00)
                                                                                         =================         ================

Weighted average number of shares of basic
and diluted common stock outstanding                                                            36,990,479               32,954,989
                                                                                         =================         ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                                           March 31,
                                                                                         ------------------------------------------
                                                                                               2002                      2001
                                                                                         -----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                 $        (290,485)        $       (151,968)
Adjustments to reconcile net loss to net cash
   used in operating activities
     Depreciation and amortization                                                                  78,937                   80,140
     Provision for bad debt                                                                             --                    5,051
     Common stock issued in conjunction with debt                                                       --                    7,500
     Common stock issued to employees as compensation                                                9,625                       --
     Common stock issued as payment for consulting services                                         30,442                       --
(Increase) decrease in
     Accounts receivable - trade                                                                    14,513                   16,962
     Prepaid expenses and other current assets                                                      (7,138)                  (5,600)
     Other assets                                                                                       --                   (1,500)
   Increase (decrease) in
     Accounts payable - trade                                                                       27,920                  (18,704)
     Payroll tax obligations                                                                         5,394                   (6,833)
     Accrued expenses                                                                                   88                  (19,855)
     Accrued interest                                                                               19,339                  (14,829)
     Deferred compensation                                                                           5,001                   24,499
                                                                                         -----------------         ----------------
NET CASH USED IN OPERATING ACTIVITIES                                                             (106,364)                 (85,137)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                                                  --                   (1,492)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in advances from officers and affiliates                                                --                  (16,000)
   Proceeds from convertible debentures                                                                 --                  116,410
   Payments on convertible debentures                                                               (1,806)                  (2,500)
   Proceeds from notes payable to officers, shareholders
     and affiliates                                                                                 25,000                       --
   Payments on notes payable to officers, shareholders
     and affiliates                                                                                (21,095)                  (4,310)
   Payments on long-term debt and credit lines                                                      (4,196)                  (9,065)
   Proceeds from exercise of stock options                                                          97,082                       --

                                                                                         -----------------         ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           94,985                   84,535
                                                                                         -----------------         ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (11,379)                  (2,094)
Cash and cash equivalents at beginning of period                                                    16,585                    3,744
                                                                                         -----------------         ----------------
Cash and cash equivalents at end of period                                               $           5,206         $          1,650
                                                                                         =================         ================

NON CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2002, the Company allowed an employee to exercise $10,918 of stock options in exchange for a receivable.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the Company's December 31, 2001 financial statements contained in the Company's previously filed Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc. (formerly Rosegold Corporation) is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941. SureQuest Systems, Inc. is in the business of providing dietary services, supplies, private consulting, and developing and selling proprietary dietary management software products. Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $139,086 and $1,364,379 during the years ended December 31, 2001 and 2000, respectively, and a net loss of $290,485 for the three months ended March 31, 2002. Current liabilities at March 31, 2002 of $1,547,952 exceed current assets of $208,192. Total liabilities at March 31, 2002 of $2,876,817 exceed total assets of $904,767. The Company's continued existence depends upon the success of management's continued efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain capital to execute its business plan. The Company intends to obtain capital primarily through issuance of common stock and debt financing. There can be no degree of assurance that the Company will be successful in securing additional capital to sustain operations.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

                    SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business. Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company's financial position or its results of operations.

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer. This aggregate amount is convertible into common stock of the Company with the conversion price determined on the last business day of each respective year. The amounts are cumulatively convertible. At March 31, 2002 and thereafter, the officer can elect to convert the deferred compensation obligation outstanding at December 31, 2001 to 10,525,694 shares at conversion prices ranging from $.02 to $.12 per share. In addition, deferred compensation earned during the three month period ended March 31, 2002 of $5,001 may also be converted at December 31, 2002 at a conversion price equal to the closing price at that date or at the price on the last trading day before the Company notifies the officer that it will begin to redeem the deferred compensation obligation in cash.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000. On September 20, 2001, the Company filed an offer in compromise proposed agreement with the Internal Revenue Service that provides for the Company to remit twenty four equal monthly installments of $12,500 as full settlement of all outstanding employer and employee payroll tax obligations for the years 1998, 1999 and 2000. This proposed aggregate settlement amount of $300,000 is significantly less than the recorded obligation outstanding at March 31, 2002.

During April 2002, the Internal Revenue Service examiner notified the Company that the proposed offer in compromise has been reviewed and the examiner has recommended acceptance of the offer as submitted by the Company. The Company anticipates that it will be formally notified of this acceptance during the second quarter of 2002. However, a favorable ruling is not assured until receipt by the Company of written approval.

NOTE 7 - EMPLOYEE STOCK OPTION AND GRANT PLAN

On January 30, 2002, the Company's Board of Directors adopted a Stock Option and Grant Plan that authorizes 5,000,000 shares of Company common stock that may be granted pursuant to this plan. To accommodate the implementation of this plan, the Company filed with the Securities and Exchange Commission a "Form S-8" Registration Statement that authorizes the 5,000,000 shares. As of March 31, 2002, 750,000 shares have been granted pursuant to this plan.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments: "Dietary Services and Supplies" and "Software Sales and Rental". The Dietary Services and Supplies segment provides menu services that consist of hard copy menus to its customers and related paper products.

The Software Sales and Rental segment provides sales and rental of its proprietary dietary software, installation services and technical support to the user.

The accounting policies of the segments are the same as described in the summary of significant accounting policies as described in the Company December 31, 2001 Form 10-KSB filing. Assets of the segment groups are not relevant for management of the business nor for disclosure. Interest expense is also allocated on the lines of segment revenue provided. Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts.

Revenues from the Software Sales and Rental segment include sales from Canada of $7,029 and $7,722 for the three months ended March 31, 2002 and 2001, respectively. All other revenues are from U.S. operations.

Segment Loss Allocation

                                        Dietary Software
Three Months Ended                        Services and         Sales and
March 31, 2002                             Supplies              Rental              Total
                                        ----------------    ---------------   ----------------
Revenue                                 $        142,997     $      148,212    $       291,209

Interest Expense                                  17,839             18,490             36,329

Amortization - software                                -             73,396             73,396

Segment Loss                                    (115,365)          (175,120)          (290,485)


March 31, 2001

Revenue                                 $        162,907     $      124,382    $       287,289

Interest Expense                                  13,136             10,196             23,332

Amortization - Software                                -             73,396             73,396

Segment Loss                                     (45,934)          (106,034)          (151,968)

NOTE 9 - SHAREHOLDERS' DEFICIT

During the three month period ended March 31, 2002, the Company issued 275,000 common shares to an employee for services valued at $9,625, raised $108,000 on the exercise by an employee of 750,000 common stock options and issued 1,170,846 common shares valued at $30,442 for marketing and public relations services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN THIS FORM 10-QSB MAY CONTAIN ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTIONS 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS AS SET FORTH IN OUR ANNUAL REPORT FILED ON FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-QSB SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS, WHEREVER THEY APPEAR IN THIS FORM 10-QSB. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING THE POTENTIAL OPERATIONS AND RESULTS OF THE COMPANY DESCRIBED BELOW.

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

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary technology that provides nutrition management systems and services to food service institutions in 43 states and Canada through strategic partner networks. These networks, comprising certain of the largest food distribution and healthcare management companies in the United States and Canada, have aligned with the Company because of their recognition that the Company's menu based products and services offer the most comprehensive features in the industry. The Company's software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over 50 nutrients of foods consumed. The Company outlined its strategic plan to direct delivery of products and services through internet access in its December 31, 2001 and 2000 annual 10-KSB filing. Web enablement of these products and services provides: 1)user installed and self paced instruction; 2)reduced complexity; 3)database information and programs maintained by the Company and 4)introduction of a low priced monthly service fee arrangement. Subsequent to this implementation, the Company plans to evolve as a provider of nutrition based information to the consumer. During the first quarter of 2002, the Company has been successful in implementing marketing by using the Internet to provide real time product demonstrations to proposed customers. The Company has also implemented this same technology application in product training post purchase. This technology has significantly reduced travel costs to the customer, accelerates teaching and training and provides flexibility in scheduling.

Management is disappointed in the modest revenue growth for both the fourth quarter of 2001 and the first quarter of 2002. The second quarter 2002 revenues may also be disappointing and lag behind the revenues earned during the second quarter of 2001, primarily due to the sale of private label licenses to the Company's network distribution alliances during 2001. However, proposals and discussions are ongoing with several significant potential customers that have expressed interest in significant multi-license purchases and menu services. Management believes that one or more of these relationships will be consummated during or prior to the third quarter of this year and that the Company should experience revenue growth during 2002 and be profitable for the year. However, the success of these marketing efforts cannot be assured.

The Company has also identified certain new products that can be introduced for which current customers have expressed interest. One of these products is a hand held clinical module that can be quickly designed using the architecture of our present dietary software and brought to market. The Company expects introduction of this product during 2002.

In order to successfully implement the Company's business plan, the Company continues in its efforts to secure capital. Management believes that presently it is not in the shareholders' interest to pursue capital through a new Registered offering due to the under valuation of its share price and continued operating losses. While the Company will continue to focus on revenue growth, profitability and product maintenance and development, the Company will nevertheless continue to seek capital from private sources.

For the three months ended March 31, 2002, the Company had an operating loss of $290,485 as compared to a loss of $151,968 for the same period in 2001. $121,000 of the 2002 three month period loss was a result of special marketing efforts on behalf of the Company in order to increase shareholder value and bring awareness to the Company and its products and services. Based on customer response, this campaign appears to have been successful. To sustain first quarter 2002 operations, the Company relied on proceeds from a note payable in the amount of $25,000 and proceeds of $97,082 from employee exercise of stock options. Absent a significant working capital investment, management will attempt to consolidate its debt obligations through new debt and focus on revenue growth and expense reduction. Without increased working capital, the Company may not retain all of its present management and implementation of the Company's business plan would be jeopardized. On a positive note, during 2002, the Company received from the Internal Revenue Service verbal approval that the Company's offer in compromise proposal has been accepted in the amount of $300,000. If formally approved, the Company would reduce its payroll tax obligations by approximately $262,000 and remit monthly installments of $12,500 for a period of twenty-four months.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended March 31, 2002 were $291,209, an increase of $3,920 over total revenues of $287,289 for the corresponding period ended March 31, 2001.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $142,997 for the three months ended March 31, 2002, a decrease of $19,910 from total dietary services and supplies revenues of $162,907 for the corresponding period ended March 31, 2001. The decrease of $19,910 during the first quarter of 2002 as compared to the same period in 2001 is primarily due to the reduction of service bureau (hard copy menu) revenues of $13,908 and forms revenues of $2,026 during the first quarter of 2002.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $148,212 for the three months ended March 31, 2002, an increase of $23,830 from total software sales and rental revenues of $124,382 for the corresponding period ended March 31, 2001. The increase of $23,830 during the first quarter of 2002 as compared to the same period of 2001 is primarily due to a decrease of $4,194 in DOS rental revenues, an increase in Windows software sales and related training revenues of $13,250, and an increase of $14,936 in Windows support fee revenues during the first quarter of 2002 as compared to the same three month period in 2001. It is anticipated that revenues from DOS systems products and services will continue to decrease as customers upgrade to the "Three Squares" (Windows) version. Private license placements and related revenues through existing and proposed marketing alliances are projected to increase during 2002 as compared to 2001 and historically have contributed significant revenue segments during the years 2001, 2000 and 1999. There were no revenues from purchases of private label licenses during the first quarter of 2002 or 2001.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $50,645 (35% of dietary services and supplies 2002 revenues) for the three months ended March 31, 2002, a decrease of $10,517 from total dietary services and supplies cost of revenues of $61,162 (38% of dietary services and supplies first quarter 2001 revenues) for the corresponding period ended March 31, 2001. The decrease during 2002 is primarily attributable to a one-time decrease in the cost of menus and forms of $5,180 due to a settlement with the vendor that provided menus and forms inventory at a significantly reduced unit cost, a $1,200 decrease in the engagement of dietary consultants and a $2,101 reduction in service bureau salaries.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $35,291 (24% of software sales and rental 2002 revenues) for the three months ended March 31, 2002, a decrease of $372 over total software sales and rental cost of revenues of $35,663 (29% of software sales and rental 2001 first quarter revenues) for the corresponding period ended March 31, 2001. The decrease of 5% of cost of revenues during the first quarter of 2002 as compared to the same period in 2001 is primarily due to reduced labor costs through efficiencies. The labor costs during 2002 remained comparable to those in 2001, although revenues related to those costs increased by approximately $24,000 during the first quarter of 2002 as compared to the same period in 2001.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $137,217 (47% of total 2002 revenues) for the three months ended March 31, 2002, an increase of $114,143 from total sales and marketing expenses of $23,074 (8% of total 2001 first quarter revenues) for the corresponding period ended March 31, 2001. The increase of $114,143 during the first quarter of 2002 as compared to the same period in 2001 is primarily due to the Company engaging a marketing and public relation firm to bring awareness to the Company and its products and services. Included in the cost of this engagement is $30,442 of common stock issued.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $240,557 (83% of total 2002 revenues) for the three months ended March 31, 2002, a increase of $26,557 from total general and administrative expenses of $214,000
(74% of total first quarter 2001 revenues) for the corresponding three month period ended March 31, 2001. The increase of $26,557 during the first quarter of 2002 as compared to the same period in 2001 is primarily due to an increase in legal fees of $32,648 and a decrease in general and administrative salaries of $3,595. The legal fees were primarily incurred due to information requested by the Securities and Exchange Commission concerning a non-affiliated company which had previously loaned capital to the Company and which loan has been fully paid and discharged and also for a compliance review of the first quarter 2002 S-8 registration filing. Audit fees increased $17,010 during the first quarter of 2002 because the Company in 2002 recognized the expense as incurred and not with the period examined as recognized in prior years, including the first quarter of 2001. The Company also did not during 2002 increase its bad debt allowance as compared to an increase of $5,051 during the three month period ended March 31, 2001. Telephone expense decreased $4,774 primarily due to a lower unit long distance cost during 2002. Accounting expense decreased approximately $3,168 due to the reclassification of consulting services to officer salaries.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $78,937 for the three months ended March 31, 2002, a decrease of $1,204 from total depreciation and amortization expense of $80,141 for the corresponding period ended March 31, 2001. The decrease of $1,204 during the first quarter of 2002 as compared to the same period in 2001 is due to less depreciation allocated in 2002.

INTEREST EXPENSE

Interest expense was $36,329 for the three months ended March 31, 2002, an increase of $12,997 over the total of $23,332 for the corresponding period ended March 31, 2001. The increase of $12,997 during the first quarter of 2002 as compared to the same period in 2001 is due to the interest estimate related to payroll tax obligations was reduced by approximately $18,800 during the first quarter of 2001 due to the favorable status of settlement negotiations with the Internal Revenue Service offset by lower interest rates during the first quarter of 2002.

LIQUIDITY

The Company realized net losses of $290,485 and $151,968 for the three month periods ended March 31, 2002 and 2001, respectively. The increase in the net loss of $138,517 during 2002 as compared to the same three month period in 2001 is primarily due to a marketing and public relation campaign during the first quarter of 2002 for which the Company incurred approximately $120,000 of expense. Although the Company realized a modest increase in revenues for the three month period ended March 31, 2002 as compared to the same period in 2001, the Company must increase its monthly revenues in the near term to continue operations. Although management is confident that this increase will be realized, there is no assurance that the Company will be successful, and, accordingly, the Company's auditors issued a going concern opinion report in the Company's December 31, 2001 and 2000 10-KSB annual filing regarding doubt that the Company will realize sufficient revenues and/or additional investor capital to meet its obligations. Management has at this time deferred the registration of additional shares as a source of capital because the Company should demonstrate consistent revenue growth prior to such registration.

The Company has historically financed its operations primarily through debt financing provided by shareholders, officers and affiliates. Due to continued historical operating losses and the obligation to the Internal Revenue Service for 1998, 1999 and 2000 payroll taxes, the Company has been unable to secure financing through conventional sources. However, the Company has received verbal confirmation that the Internal Revenue
Service has approved at the field examiner level a settlement agreement that, if formally approved, will significantly reduce the obligation and allow for monthly installment payments. Management believes that this proposed settlement when finalized will enhance the Company's position to raise capital from sources that were not formerly available. Of course, the Company must also be in a position to consistently realize net income in order to access debt capital.

The Company used net cash in operations of $106,364 for the three month period ended March 31, 2002 as compared to $85,137 for the same period in 2001.
Adjustments: to reconcile the net loss to net cash used in operations for the three month period ended March 31, 2002 included depreciation and amortization of $78,937 ($80,140 in 2001), common stock issuances of $40,067 ($7,500 in
2001), decrease in accounts receivable - trade of $14,513 (decrease of $16,962 in 2001), increase in prepaid expenses and other current assets of $7,138 (increase of $5,600 in 2001), increase in accounts payable - trade of $27,920 (decrease of $18,704 in 2001), increase in payroll tax obligations of $5,394 (decrease of $6,833 in 2001), increase in accrued expenses of $88 (decrease of $19,855 in 2001), increase in accrued interest of $19,339 (decrease of $14,829 in 2001), and an increase in deferred compensation of $5,001 (increase of $24,499 in 2001).

The Company provided net cash from financing activities of $94,985 for the three month period ended March 31, 2002 as compared to $84,535 for the same period in 2001. These cash flows from financing activities during 2002 included payments on convertible debentures of $1,806 ($2,500 in 2001), payments on notes payable to officers, shareholders and affiliates of $21,095 ($4,310 in 2001), payments on long term debt of $4,196 ($9,065 in 2001). In addition, the Company during the same period in 2002 received proceeds of $25,000 from a note payable to an affiliate and $97,082 from an employee exercise of stock options. During the three month period ended March 31, 2001, the Company received proceeds from issuance of convertible debentures of $116,410 and also had a net decrease in advances from officers of $16,000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

4.1  2002 Stock Option and Grant Plan *

*incorporated by reference to SureQuest Systems, Inc.'s Current Report on Form 8-K dated February 21, 2002 and S-8 filing dated February 7, 2002

(b) Reports on Form 8-K

On February 7, 2002, the Company filed an S-8 Registration Statement with respect to the Company's Stock Option and Grant Plan. The S-8 Registration Statement authorized the issuance of 5,000,000 common shares and the Plan was incorporated in the 8-K filing dated February 21, 2002.

                                    Signature

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SureQuest Systems, Inc., a Nevada Corporation
                                                  (Registrant)

Date:   May 15, 2002

                                        BY:  /s/ C. Scott Sykes, Jr.
                                             -----------------------------
                                             C. Scott Sykes, Jr.
                                             President