Form 10QSB
period 2002-06-30
SUREQUEST SYSTEMS INC
filed 2002-08-14
CIK 1029405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

SUREQUEST SYSTEMS, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	41-1826635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13606 T I Blvd., Dallas, Texas 75243
(Address of principal executive offices)

972 / 238-7200
(Issuer’s Telephone Number)

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

As of June 30, 2002, 40,921,686 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE
SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2002	December 31, 2001
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$15,906	$16,585
Note receivable	2,500	2,500
Accounts receivable - trade, less allowance for doubtful accounts of $21,489 and $25,142	157,891	186,493
Prepaid expenses and other current assets	16,209	10,450
Total current assets	192,506	216,028

PROPERTY AND EQUIPMENT
Office furniture and fixtures	13,871	13,871
Computer equipment	178,492	178,492
Office and other equipment	42,664	42,664
Leasehold improvements	62,357	62,357
	297,384	297,384
Less: Accumulated depreciation and amortization	(244,531)	(233,449)
Net property and equipment	52,853	63,935

OTHER ASSETS
Land held for sale, net	277,300	277,300
Capitalized software development costs, net of accumulated amortization of $1,760,702 and $1,613,909	281,354	428,146
Other	6,131	6,131
Total other assets	564,785	711,577

TOTAL ASSETS	$810,144	$991,540

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2002	December 31, 2001
	(unaudited)
CURRENT LIABILITIES
Current portion of convertible debentures	$121,659	$29,003
Current portion of notes payable to officers, shareholders and affiliates	122,302	199,619
Current portion of long-term debt and credit lines	141,891	143,504
Accounts payable - trade	196,784	196,327
Payroll tax obligations	605,915	599,603
Accrued expenses	60,432	60,729
Accrued interest	281,572	241,047
Advances from officers and affiliates	17,083	—
Total current liabilities	1,547,638	1,469,832

CONVERTIBLE DEBENTURES, net of current portion	88,978	183,440
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES, net of current portion	835,353	778,909
LONG-TERM DEBT, net of current portion	4,927	15,124
DEFERRED COMPENSATION	383,867	373,867
Total liabilities	2,860,763	2,821,172

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock - $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value, 50,000,000 shares authorized, 40,921,686 and 35,880,840 issued and outstanding	40,922	35,881
Additional paid-in capital	5,462,875	5,130,549
Accumulated deficit	(7,554,416)	(6,996,062)
Total shareholders’ deficit	(2,050,619)	(1,829,632)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$810,144	$991,540

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

	June 30,
	2002	2001
Revenues
Dietary services and supplies	$146,422	$146,069
Software sales and rental	158,586	416,144
Total revenues	305,008	562,213

Cost of revenues
Dietary services and supplies	47,374	41,348
Software sales and rental	117,787	100,093
Total cost of revenues	165,161	141,441
Gross profit	139,847	420,772

Operating expenses
Sales and marketing	197,794	18,409
General and administrative	197,661	194,675
Depreciation and amortization of property and equipment	5,541	6,948
Total operating expenses	400,996	220,032

Income (loss) from operations	(261,149)	200,740

Other income (expense)
Interest expense	(33,934)	(28,961)
Other, net	27,214	(2,710)
Total other expense, net	(6,720)	(31,671)
Net income (loss) before income tax provision	(267,869)	169,069
Income tax provision	—	—
Net income (loss)	$(267,869)	$169,069

Basic and diluted net earnings (loss) per weighted average share of common stock outstanding	$(0.01)	$0.00

Weighted average number of shares of basic and diluted common stock outstanding	39,551,799	34,474,472

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

	June 30,
	2002	2001
Revenues
Dietary services and supplies	$289,419	$308,976
Software sales and rental	306,798	540,526
Total revenues	596,217	849,502

Cost of revenues
Dietary services and supplies	98,018	102,510
Software sales and rental	226,475	209,152
Total cost of revenues	324,493	311,662
Gross profit	271,724	537,840

Operating expenses
Sales and marketing	335,011	41,483
General and administrative	438,218	408,675
Depreciation and amortization of property and equipment	11,082	13,693
Total operating expenses	784,311	463,851

Income (loss) from operations	(512,587)	73,989

Other income (expense)
Interest expense	(70,263)	(52,293)
Other, net	24,496	(4,595)
Total other expense, net	(45,767)	(56,888)
Net income (loss) before income tax provision	(558,354)	17,101
Income tax provision	—	—
Net income (loss)	$(558,354)	$17,101

Basic and diluted net earnings (loss) per weighted average share of common stock outstanding	$(0.01)	$0.00

Weighted average number of shares of basic and diluted common stock outstanding	38,262,689	33,724,453

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

	June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(558,354)	$17,101
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	157,874	160,486
Provision for bad debt	2,441	8,346
Common stock issued in conjunction with debt	—	7,500
Common stock issued to employees as compensation	9,625	—
Common stock issued as payment for consulting services	219,742	—
(Increase) decrease in
Accounts receivable - trade	26,161	(70,171)
Prepaid expenses and other current assets	(5,759)	(6,961)
Other assets	—	(2,935)
Increase (decrease) in
Accounts payable - trade	457	(53,567)
Payroll tax obligations	6,312	(128,806)
Accrued expenses	(297)	(21,413)
Accrued interest	40,525	4,535
Deferred compensation	10,000	49,500
NET CASH USED IN OPERATING ACTIVITIES	(91,273)	(36,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	—	(3,959)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in advances from officers and affiliates	17,083	(22,488)
Proceeds from convertible debentures	—	116,410
Payments on convertible debentures	(1,806)	(18,780)
Proceeds from notes payable to officers, shareholders and affiliates	25,000	—
Payments on notes payable to officers, shareholders and affiliates	(45,873)	(9,861)
Payments on long-term debt and credit lines	(11,810)	(20,779)
Proceeds from exercise of stock options	108,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	90,594	44,502

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(679)	4,158
Cash and cash equivalents at beginning of period	16,585	3,744

Cash and cash equivalents at end of period	$15,906	$7,902

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the Company’s December 31, 2001 financial statements contained in the Company’s previously filed Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company has for the current and all prior periods reclassified the presentation of “amortization of software expense” from an operating expense to “software sales and rental” cost of revenues.  This reclassification increased “software sales and rental” cost of revenues $73,397 and $146,793 for the three month and six month periods ended June 30, 2001 and decreased “depreciation and amortization” - operating expenses, by the same respective amounts during those periods.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses of $139,086 and $1,364,379 during the years ended December 31, 2001 and 2000, respectively, and a net loss of $558,354 for the six months ended June 30, 2002.  Current liabilities at June 30, 2002 of $1,547,638 exceed current assets of $192,506.  Total liabilities at June 30, 2002 of $2,860,763 exceed total assets of $810,144.  The Company’s continued existence depends upon the success of management’s continued efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to obtain capital to execute its business plan.  The Company intends to obtain capital primarily through issuance of common stock and debt financing.  There can be no degree of assurance that the Company will be successful in securing additional capital to sustain operations.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business.  Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company’s financial position or its results of operations.

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer.  This aggregate amount is convertible into common stock of the Company with the conversion price determined on the last business day of each respective year.  The amounts are cumulatively convertible.  At June 30, 2002 and thereafter, the officer can elect to convert the deferred compensation obligation outstanding at December 31, 2001 to 10,525,694 shares at conversion prices ranging from $.02 to $.12 per share.  In addition, deferred compensation earned during the six month period ended June 30, 2002 of $10,000 may also be converted at December 31, 2002 at a conversion price equal to the closing price at that date or at the price on the last trading day before the Company notifies the officer that it will begin to redeem the deferred compensation obligation in cash.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000.  On September 20, 2001, the Company filed an offer in compromise proposed agreement with the Internal Revenue Service that provides for the Company to remit twenty four equal monthly installments of $12,500 as full settlement of all outstanding employer and employee payroll tax obligations for the years 1998, 1999 and 2000.  This proposed aggregate settlement amount of $300,000 is significantly less than the recorded obligation outstanding at June 30, 2002.

During April 2002, the Internal Revenue Service examiner notified the Company that the proposed offer in compromise has been reviewed and the examiner has recommended acceptance of the offer as submitted by the Company.  The Company anticipates that it will be formally notified of this acceptance during 2002.  However, a favorable ruling is not assured until receipt by the Company of written approval.

NOTE 7 - EMPLOYEE STOCK OPTION AND GRANT PLAN

On January 30, 2002, the Company’s Board of Directors adopted a Stock Option and Grant Plan that authorizes 5,000,000 shares of Company common stock that may be granted pursuant to this plan.  To accommodate the implementation of this plan, the Company filed with the Securities and Exchange Commission a “Form S-8” Registration Statement that authorizes the 5,000,000 shares.  As of June 30, 2002, 3,500,000 shares have been granted pursuant to this plan.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments:  “Dietary Services and Supplies” and “Software Sales and Rental”.  The Dietary Services and Supplies segment provides menu services that consist of hard copy menus to its customers and related paper products.

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

Revenues from the Software Sales and Rental segment include sales from Canada of $17,104 and $15,411 for the six months ended June 30, 2002 and 2001, respectively.  All other revenues are from U.S. operations.

Segment Income (Loss) Allocation

Six Months Ended June 30, 2002	Dietary Software Services and Supplies	Sales and Rental	Total
Revenue	$289,419	$306,798	$596,217

Interest Expense	34,107	36,156	70,263

Amortization - software	—	146,793	146,793

Segment Loss	(194,693)	(363,661)	(558,354)

Six Months Ended June 30, 2001
Revenue	$308,976	$540,526	$849,502

Interest Expense	19,020	33,273	52,293

Amortization - Software	—	146,793	146,793

Segment income (loss)	19,460	(2,359)	17,101

NOTE 9 - SHAREHOLDERS’ DEFICIT

During the six month period ended June 30, 2002, the Company issued 275,000 shares to an employee for services valued at $9,625, raised $108,000 on the exercise by an employee of 750,000 common stock options and issued 4,015,846 common shares valued at $219,742 for strategic business planning, marketing and public relations services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IN THIS FORM 10-QSB MAY CONTAIN ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTIONS 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS AS SET FORTH IN OUR ANNUAL REPORT FILED ON FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000.  THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-QSB SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS, WHEREVER THEY APPEAR IN THIS FORM 10-QSB.  THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING THE POTENTIAL OPERATIONS AND RESULTS OF THE COMPANY DESCRIBED BELOW.

OVERVIEW AND RECENT DEVELOPMENTS

SureQuest Systems, Inc. (the “Company”) is a provider of dietary and food management software, menu services and dietary consulting to the institutional food service industry.  Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care segment of the industry represented by nursing homes and assisted living facilities.  The Company’s wholly-owned subsidiaries’ operations, assets and liabilities are insignificant and not material to the Company’s operations.

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary technology that provides nutrition management systems and services to food service institutions in 43 states and Canada through strategic partner networks.  These networks, comprising certain of the largest food distribution and healthcare management companies in the United States and Canada, have aligned with the Company because of their recognition that the Company’s menu based products and services offer the most comprehensive features in the industry.  The Company’s software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over 50 nutrients of foods consumed. The Company outlined its strategic plan to direct delivery of products and services through internet access in its December 31, 2001 and 2000 annual 10-KSB filing.  Web enablement of these products and services provides: 1) user installed and self paced instruction; 2) reduced complexity; 3) database information and programs maintained by the Company and 4) introduction of a low priced monthly service fee arrangement. Subsequent to this implementation, the Company plans to evolve as a provider of nutrition based information to the consumer.  During 2002, the Company has been successful in using the Internet to provide real time product demonstrations to proposed customers. The Company has also implemented this same technology application in product training after purchase and installation.  This technology has significantly reduced travel costs to the customer, accelerated teaching and training and provided flexibility in scheduling.

During the first six months of 2002, the Company realized revenues that are lower than that of the same period in 2001.  This shortfall is due to the sale during 2001 of $275,000 private label licenses to the Company’s network distribution alliances.  During 2002, these alliances continue to install new placements and are depleting their license inventories.  Due to this depletion, the Company is currently negotiating with several significant existing alliances as well as new potential customers that have expressed interest in significant multi-license purchases and menu services.  Management believes that one or more of these relationships may be consummated prior to year end and that the Company should experience revenue growth during 2002.

However, the success of these marketing efforts cannot be assured.  Regardless of marketing success with these bulk licensing placements, Management projects that the Company will realize a net loss for the year 2002.  However, the Company may realize a positive EBITDA (earnings before interest, taxes, depreciation and amortization) and positive earnings after deducting the impact of stock issuance (non-cash) expenses for the year 2002, if these bulk licensing revenues are consummated.

As previously reported, the Company has also identified certain new products that can be introduced in which current customers have expressed interest.  One of these products is a hand held dietary clinical module that can be designed using the architecture of our present dietary software and brought to market during this year or early 2003.

In order to successfully implement the Company’s business plan that includes new product development and a strategic acquisition model, the Company continues in its efforts to secure capital.  While Management will continue to focus on revenue growth, profitability and product maintenance and development, the Company will nevertheless continue to seek capital from private sources.  If this capital is not secured, the Company is in jeopardy that it may not be able to sustain operations.  During the first six months of 2002, the Company’s revenues were not sufficient to operate and meet debt service obligations.  To meet these obligations, the Company received during the first six months of 2002 $150,083, by issuing short term debt obligations of $42,083 and $108,000 of proceeds from the exercise of stock options.  It cannot be assured that the Company will be able to continue to access additional capital due to continued revenue deficiencies.

For the six months ended June 30, 2002, the Company incurred a net loss of $558,354 as compared to net income of $17,101 for the same period in 2001.  For the three months ended June 30, 2002, the Company incurred a net loss of $267,869 as compared to net income of $169,069 for the same period in 2001.  During the second quarter of 2001, the Company realized $275,000 from bulk licensing revenues that contributed to the net income for that period.  During the six month period ended June 30, 2002, the Company issued stock as compensation for services of $229,367 as compared to $0 for the same period in 2001.  The majority of these stock issuances during 2002 were a result of strategic business planning and special marketing efforts on behalf of the Company in order to increase shareholder value and bring awareness to the Company and its products and services.  Net cash used in operations for the six-month period ended June 30, 2002 was $91,273 as compared to $36,385 for the same period in 2001.  The increase in the use of cash was primarily due to a $90,082 cash expenditure to a marketing and public relations firm.

Absent a significant working capital investment during 2002, management will attempt to consolidate its debt obligations through new debt and focus on revenue growth and expense reduction.  Without increased working capital, the Company may not retain all of its present management and implementation of the Company’s business plan would be jeopardized.  The Company may not be able to sustain operations without this debt restructuring.  In addition, during 2002, approximately 50% of the Company’s monthly recurring revenues are concentrated with two customers.  If either or both of these customers terminate the services provided by the Company, the Company may not be able to continue operations.

During 2002, the Company received from the Internal Revenue Service verbal approval at the examiner level that the Company’s offer in compromise proposal has been accepted in the amount of $300,000.  If formally approved, the Company would reduce its payroll tax obligations by approximately $262,000 and remit monthly installments of $12,500 for a period of twenty-four months as full settlement of the obligation.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended June 30, 2002 were $305,008, a decrease of $257,205 from total revenues of $562,213 for the corresponding three month period ended June 30, 2001.  Total revenues for the six months ended June 30, 2002 were $596,217, a $253,285 decrease from total revenues of $849,502 for the corresponding six month period ended June 30, 2001.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $146,422 for the three months ended June 30, 2002, an increase of $353 from total dietary services and supplies revenues of $146,069 for the corresponding three month period ended June 30, 2001.  Total dietary services and supplies revenues were $289,419 for the six months ended June 30, 2002, a $19,557 decrease from the same six month period in 2001.  This decrease of $19,557 during 2002 is primarily due to the reduction of service bureau (hard copy menu) revenues of $11,612, decrease in forms revenues of $4,103, and a decrease of data entry services revenues of $3,842 as compared to these revenues for the same six month period in 2001.  Dietary services and supplies revenues are primarily realized through two network marketing alliances.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $158,586 for the three months ended June 30, 2002, a decrease of $257,558 from total software sales and rental revenues of $416,144 for the corresponding three month period ended June 30, 2001.  This decrease of $257,558 during the second quarter of 2002 as compared to the same period of 2001 is primarily due to a $275,000 bulk software license sale during 2001 to a distribution marketing alliance, a decrease in DOS software revenues of $8,695 during the second quarter of 2002, an increase of $13,300 in direct software sales, and an increase of $6,555 in technical support and maintenance fees as compared to the same period in 2001.  Total software sales and rental revenues for the six month period ended June 30, 2002 was $306,798, a $233,728 decrease over the same six month period in 2001.  Excluding the $275,000 bulk license sale and $12,889 decrease during 2002 in DOS software sales and rental revenues, revenues during the first six months of 2002 increased as follows: direct software sales increased $18,157, technical support and maintenance revenues increased $21,494, and training revenues increased $12,793 as compared to same six month period in 2001.  It is anticipated that revenues from DOS systems products and services will continue to decrease as customers upgrade to our “Three Squares” (Windows) version. Revenues through existing and proposed marketing alliances are projected to increase during 2002 as compared to 2001 and historically have contributed significant revenue segments during the years 2001, 2000 and 1999.  Because there were no revenues from purchases of bulk private label licenses during the first six months of 2002 ($275,000 during 2001), the Company during 2002 may not realize the revenues earned during 2001, although there are certain proposed marketing relationships pending, that if realized, together with continued revenue increases in other products and services, could result in the Company during 2002 exceeding 2001 revenues.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $47,374 (32% of dietary services and supplies 2002 revenues) for the three months ended June 30, 2002, an increase of $6,026 from total dietary services and supplies cost of revenues of $41,348 (28% of dietary services and supplies 2001 revenues) for the corresponding period ended June 30, 2001.

This increase is primarily due to a menu and forms inventory adjustment during 2001 that resulted in a reduction of cost of sales of $11,270.  Offsetting this reduction was an increase during 2001 of $3,525 in the use of consulting dietitians as compared to the same three month period in 2002.  Dietary services and supplies cost of revenues was $98,018 (34% of dietary services and supplies cost of revenues) for the six months ended June 30, 2002, a $4,492 decrease from total dietary services and supplies cost of revenues of $102,510 (33% of dietary services and supplies 2001 revenues) for the corresponding six month period ended June 30, 2001.  The decrease during 2002 is primarily attributable to a $4,725 reduction in the use of consulting dietitians, an increase of $6,690 in the cost of menus and forms, and a $3,053 decrease in miscellaneous expenses as compared to the same six month period during 2001.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $117,787 (74% of software sales and rental 2002 revenues) for the three months ended June 30, 2002, an increase of $17,694 from total software sales and rental cost of revenues of $100,093 (24% of software sales and rental 2001 revenues) for the corresponding period ended June 30, 2001.  Included in both 2002 and 2001, cost of revenues includes $73,397 of amortization of software that in prior periods was classified as an operating expense.  The increase of 50% in cost of revenues during 2002 as compared to 2001 is primarily due to a $275,000 bulk license sale during 2001 that had no material costs associated with the sale.  During the three month period ended June 30, 2002, software support labor costs increased $13,741 and installation and training costs increased $4,870 as compared to the same three month period in 2001. Total software sales and rental cost of revenues was $226,475 (74% of software sales and rental 2002 revenues) for the six month period ended June 30, 2002, an increase of $17,323 over total software sales and rental cost of revenues of $209,152 (39% of software sales and rental 2001 revenues) during the same six month period in 2001.  Included in the cost of revenues for both 2002 and 2001 is $146,793 of amortization of software that was previously classified as an operating expense.  The 35% decrease in software sales and rental cost of revenues during 2001 as compared to 2002 is due to the $275,000 bulk sale license revenue realized during 2001 for which there was no material costs associated.  The increase in 2002 cost as compared to the same period in 2001 is primarily due to the same variances noted in the three month comparison described above.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $197,794 (65% of total 2002 first quarter revenues) for the three months ended June 30, 2002, an increase of $179,385 from total sales and marketing expenses of $18,409 (3% of total 2001 first quarter revenues) for the corresponding period ended June 30, 2001.  The increase of $179,385 during the second quarter of 2002 as compared to the same period in 2001 is primarily due to the Company engaging strategic business planning, marketing and public relation firms to bring awareness of the Company and its products and services.  Included in the cost is $189,300 of common stock issued as payment for these services.  During the three month period ended June 30, 2002, the Company terminated a marketing relationship that resulted in a $8,213 reduction as compared to the same period in 2001.  Total sales and marketing operating expenses were $335,011 (56% of six month ended June 30, 2002 revenues), an increase of $293,528 from sales and marketing operating expenses of $41,483 (5% of six month ended June 30, 2001 revenues) during the corresponding six month period in 2001.  This significant increase during 2002 was due to the engagement of several strategic business planning, marketing and public relation organizations that received $219,742 of Company stock as compensation for these services and also received $90,082 in cash compensation.

The Company also during the six month period ended June 30, 2002 terminated a third party marketing relationship that resulted in a $9,453 reduction in expense as compared to the same six month period in 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $197,661 (65% of total second quarter 2002 revenues) for the three months ended June 30, 2002, an increase of $2,986 from total general and administrative expenses of $194,675 (35% of total first quarter 2001 revenues) for the corresponding three month period ended June 30, 2001. The nominal increase of $2,986 during the second quarter of 2002 as compared to the same period in 2001 is primarily due to the following increases during 2002 as compared to 2001:  telephone long distance service of $5,963; bad debt expense of $1,440; cleaning services of $2,300; maintenance and repairs of $1,600; auditing services of $8,400; outside professional services of $3,700; and to the following decreases as compared to the same three month period in 2001:  office salaries of $11,878; in-house consultants of $2,300; medical insurance of $1,600; office rent of $2,100 due to a sublease rental arrangement executed January 2002; equipment leases of $3,320; accounting services of $10,340 and reclassified to officer salaries; legal services increase of $1,280; and office supplies of $700.  Total general and administrative expenses were $438,218 (74% of total six month 2002 revenues) for the six month period ended June 30, 2002, an increase of $29,543 from total general and administrative expenses of $408,675 (48% of total six month 2001 revenues).  This increase of $29,543 is primarily the net result of the following increases and decreases during the six month period ended June 30, 2002 as compared to the same period in 2001:  Increases - office staff increase of $2,300; in house consultants increase of $3,700; long distance increase of $4,400; cleaning services increase of $2,400; legal services of $31,400; maintenance and repair increase of $3,600; outside professional services of $4,500; and auditing expense increase of $25,410 (previously classified as outside professional services); and the following decreases:  officer salaries decrease of $10,140 due to resignation of marketing officer; base telephone service decrease of $3,150; medical insurance premiums decrease of $1,700; bad debt expense decrease of $3,600; office rent decrease of $3,100; equipment lease payments decrease of $4,700; accounting services decrease of $13,500 and reclassified to officer salaries; automobile lease expense decrease of $1,400.  The legal fees were primarily incurred during the first quarter of 2002 due to information requested by the Securities and Exchange Commission concerning a non affiliated company which had previously loaned capital to the Company and which loan has been fully paid and discharged and also for a compliance review of the first quarter 2002 S-8 registration filing.  Audit fees also increased during 2002 because the Company in 2002 recognized the expense as incurred and not with the period examined as recognized in prior years.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $5,541 for the three months ended June 30, 2002, a decrease of $1,407 from total depreciation and amortization expense of $6,948 for the corresponding period ended June 30, 2001.  Previous to this reporting period, the Company had classified amortization related to software as an operating expense. This expense is now classified as a “software sales and rental” cost of revenues.  The accompanying consolidated statements of operations for the three months and six months ended June 30, 2002 reflect this reclassification.  Accordingly, the Company has classified software amortization expense of $73,397 and $146,793 as cost of revenues for the three month period and six month period ended June 30, 2001 and June 30, 2002.  Depreciation and amortization expense of property and equipment was $11,082 for the six month period ended June 30, 2002, a $2,611 decrease from the same six month period in 2001.

INTEREST EXPENSE

Interest expense was $33,934 for the three months ended June 30, 2002, an increase of $4,973 over the total of $28,961 for the corresponding period ended June 30, 2001.  The increase of $4,973 during the second quarter of 2002 as compared to the same period in 2001 is primarily due to increased obligations to officers, shareholders and affiliates. Interest expense for the first six months of 2002 was $70,263, a $17,970 increase from interest expense of $52,293 for the same six month period in 2001. During 2001, the interest estimate related to payroll tax obligations was reduced by approximately $18,800 during the first quarter of 2001 due to the favorable status of settlement negotiations with the Internal Revenue Service.

OTHER

Other income was $27,214 for the three months ended June 30, 2002, an increase of $29,924 from other expense of $2,710 for the same three month period in 2001.  During 2002, the Company realized a $30,294 gain resulting from a negotiated settlement of a vendor trade payable outstanding.  This gain also primarily accounts for the $29,091 increase for the six month period ended June 30, 2002 over the same period in 2001.

LIQUIDITY

The Company realized a net loss of $558,354 and a net income of  $17,101 for the six month periods ended June 30, 2002 and 2001, respectively.  The increase in the net loss of $575,455 during 2002 as compared to the same six month period in 2001 is primarily due to retaining strategic business planning consultants and to a marketing and public relation campaign during  2002 for which the Company incurred $309,824 of expense.  In addition, the Company during 2001 realized $275,000 of bulk software license sales that had no significant cost of revenues.  The Company’s monthly revenues for the six month period ended June 30, 2002 have not been sufficient to meet its operating and debt service obligations.  The Company must increase its monthly revenues in the near term to continue operations or severely reduce personnel at the management level and also must be successful in negotiating with creditors to defer payments.  Accordingly, the Company’s auditors issued a going concern opinion report in the Company’s December 31, 2001 and 2000 10-KSB annual filing expressing substantial doubt that the Company will realize sufficient revenues and/or be able to raise additional investor capital to meet its obligations.  Management has at this time deferred the registration of additional shares as a source of capital because the Company believes it should demonstrate consistent revenue growth prior to such registration.

The Company has historically financed its operations primarily through debt financing provided by shareholders, officers and affiliates.  Due to continued historical operating losses and the obligation to the Internal Revenue Service for 1998, 1999 and 2000 payroll taxes, the Company has been unable to secure financing through conventional sources.  However, the Company has received verbal confirmation that the Internal Revenue Service has approved at the field examiner level a settlement agreement that, if formally approved, will significantly reduce the obligation and allow for monthly installment payments.  Management believes that this proposed settlement, if finalized, will enhance the Company’s position to raise additional capital from sources that were not formerly available.  Of course, the Company must also demonstrate that it can realize net income in order to access debt capital.

At June 30, 2002, the Company decreased its cash position $679 from December 31, 2001.  This compares to an increase of $4,158 in the Company’s cash position at June 30, 2001 as compared to December 31, 2000.  The Company used net cash in operations of $91,273 for the six month period ended June 30, 2002 as compared to $36,385 for the same period in 2001.  Adjustments to reconcile the net loss to net cash used in operations for the six month period ended June 30, 2002 included depreciation and amortization of $157,874 ($160,486 in 2001), common stock issuances of $229,367 ($7,500 in 2001), decrease in accounts receivable - trade of $26,161 (increase of $70,171 in 2001), increase in prepaid expenses and other current assets of $5,759 (decrease of $6,961 in 2001), increase in accounts payable - trade of $457 (decrease of $53,567 in 2001), increase in payroll tax obligations of $6,312 (decrease of $128,806 in 2001), decrease in accrued expenses of $297 (decrease of $21,413 in 2001), increase in accrued interest of $40,525 (increase of $4,535 in 2001), and an increase in deferred compensation of $10,000 (increase of $45,900 in 2001).

The Company provided net cash from financing activities of $90,594 for the six month period ended June 30, 2002 as compared to $44,502 for the same period in 2001.  These cash flows from financing activities during 2002 included payments on convertible debentures of $1,806 ($18,780 in 2001), payments on notes payable to officers, shareholders and affiliates of $45,873 ($9,861 in 2001), and payments on long term debt and credit lines of $11,810 ($20,779 in 2001).  In addition, the Company during the same period in 2002 received proceeds of $25,000 from a note payable to an affiliate,  $108,000 from an employee exercise of stock options, and $17,083 in advances from officers and affiliates.  During the six month period ended June 30, 2001, the Company received proceeds from issuance of convertible debentures of $116,410 and also had a net decrease in advances from officers of $22,488.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                  Exhibits

4.1	2002 Stock Option and Grant Plan *
99.1	Certification Pursuant to 18 U.S.C. Section 1350
99.2	Certification Pursuant to 18 U.S.C. Section 1350

*incorporated by reference to SureQuest Systems, Inc.’s Current Report on Form 8-K dated February 21, 2002 and S-8 filing dated February 7, 2002

(b)                 Reports on Form 8-K

On February 7, 2002, the Company filed an S-8 Registration Statement with respect to the Company’s Stock Option and Grant Plan.  The S-8 Registration Statement authorized the issuance of 5,000,000 common shares and the Plan was incorporated in the 8-K filing dated February 21, 2002.

Signature

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SureQuest Systems, Inc., a Nevada Corporation
(Registrant)

Date: August 14, 2002

	BY:	/s/ C. Scott Sykes, Jr.
C. Scott Sykes, Jr.
President