Form 10QSB
period 2002-09-30
SUREQUEST SYSTEMS INC
filed 2002-11-14
CIK 1029405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

SUREQUEST SYSTEMS, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	41-1826635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13606 T I Blvd., Dallas, Texas 75243
(Address of principal executive offices)

972 / 238-7200
(Issuer’s telephone Number)

check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

As of September 30, 2002, 41,321,686 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE
SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2002 (unaudited)	December 31, 2001
CURRENT ASSETS
Cash and cash equivalents	$3,638	$16,585
Note receivable	2,500	2,500
Accounts receivable – trade, less allowance for doubtful accounts of $23,090 and $25,142	154,832	186,493
Prepaid expenses and other current assets	19,969	10,450
Total current assets	180,939	216,028

PROPERTY AND EQUIPMENT
Office furniture and fixtures	13,871	13,871
Computer equipment	181,669	178,492
Office and other equipment	42,664	42,664
Leasehold improvements	62,357	62,357
	300,561	297,384
Less: Accumulated depreciation and amortization	(250,071)	(233,449)
Net property and equipment	50,490	63,935

OTHER ASSETS
Land held for sale, net	150,000	277,300
Capitalized software development costs, net of accumulated amortization of $1,834,098 and $1,613,909	207,957	428,146
Other	6,131	6,131
Total other assets	364,088	711,577

TOTAL ASSETS	$595,517	$991,540

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2002 (unaudited)	December 31, 2001
CURRENT LIABILITIES
Current portion of convertible debentures	$2,944	$29,003
Current portion of notes payable to officers, shareholders and affiliates	104,730	199,619
Current portion of long-term debt and credit lines	137,347	143,504
Accounts payable - trade	194,048	196,327
Payroll tax obligations	635,728	599,603
Accrued expenses	60,676	60,729
Accrued interest	286,146	241,047
Advances from officers and affiliates	52,083	—
Total current liabilities	1,473,702	1,469,832

CONVERTIBLE DEBENTURES, net of current portion	228,625	183,440
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES, net of current portion	830,603	778,909
LONG-TERM DEBT, net of current portion	1,738	15,124
DEFERRED COMPENSATION	388,867	373,867
Total liabilities	2,923,535	2,821,172

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock - $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value, 50,000,000 shares authorized, 41,321,686 and 35,880,840 issued and outstanding	41,321	35,881
Additional paid-in capital	5,472,475	5,130,549
Accumulated deficit	(7,841,814)	(6,996,062)
Total shareholders’ deficit	(2,328,018)	(1,829,632)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$595,517	$991,540

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

	September 30,
	2002	2001
Revenues
Dietary services and supplies	$138,228	$138,091
Software sales and rental	157,016	264,351
Total revenues	295,244	402,442

Cost of revenues
Dietary services and supplies	54,071	59,711
Software sales and rental	125,276	112,594
Total cost of revenues	179,347	172,305
Gross profit	115,897	230,137

Operating expenses
Sales and marketing	15,887	26,807
General and administrative	204,906	172,330
Depreciation and amortization	5,541	6,847
Total operating expenses	226,334	205,984

Income (loss) from operations	(110,437)	24,153

Other (income) expense
Interest expense	38,899	34,496
Unrealized loss - investment in land	127,300	—
Other, net	10,761	(1,089)
Total other expense, net	176,960	33,407
Net loss before income tax provision	(287,397)	(9,254)
Income tax provision	—	—
Net loss	$(287,397)	$(9,254)

Basic and diluted net loss per weighted average share of common stock outstanding	$(0.01)	$(0.00)

Weighted average number of shares of basic and diluted common stock outstanding	40,995,599	34,472,587

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

	September 30,
	2002	2001
Revenues
Dietary services and supplies	$427,647	$447,067
Software sales and rental	463,814	804,877
Total revenues	891,461	1,251,944

Cost of revenues
Dietary services and supplies	152,089	162,221
Software sales and rental	351,751	321,746
Total cost of revenues	503,840	483,967
Gross profit	387,621	767,977

Operating expenses
Sales and marketing	350,898	68,290
General and administrative	643,125	581,005
Depreciation and amortization	16,622	20,540
Total operating expenses	1,010,645	669,835

Income (loss) from operations	(623,024)	98,142

Other (income) expense
Interest expense	109,162	86,789
Unrealized loss - investment in land	127,300	—
Other, net	(13,734)	3,505
Total other expense, net	222,728	90,294
Net income (loss) before income tax provision	(845,752)	7,848
Income tax provision	—	—
Net income (loss)	$(845,752)	$7,848

Basic and diluted net loss per weighted average share of common stock outstanding	$(0.02)	$(0.00)

Weighted average number of shares of basic and diluted common stock outstanding	38,849,401	33,982,284

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(Unaudited)

	September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(845,752)	$7,848
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	236,811	240,729
Unrealized loss - investment in land	127,300	—
Provision for bad debt	6,820	14,866
Common stock issued in conjunction with debt	—	7,500
Common stock issued to employees as compensation	19,624	—
Common stock issued as payment for consulting services	219,742	—
(Increase) decrease in
Accounts receivable - trade	24,841	(50,750)
Prepaid expenses and other current assets	(9,519)	(12,358)
Other	—	65
Increase (decrease) in
Accounts payable	(2,279)	(158,635)
Payroll tax obligations	36,125	(133,436)
Accrued expenses	(53)	(53,043)
Accrued interest	45,099	22,000
Deferred compensation - net	15,000	49,532
NET CASH USED IN OPERATING ACTIVITIES	(126,241)	(65,682)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,177)	(5,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in advances from officers and affiliates	52,083	(22,571)
Proceeds from convertible debentures	20,932	116,410
Payments on convertible debentures	(1,806)	(23,198)
Proceeds from notes payable to officers, shareholders and affiliates	25,000	58,000
Payments on notes payable to officers, shareholders and affiliates	(68,195)	(15,010)
Payments on long-term debt	(19,543)	(43,387)
Proceeds from exercise of stock options	108,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	116,471	70,244

DECREASE IN CASH AND CASH EQUIVALENTS	(12,947)	(828)
Cash and cash equivalents at beginning of period	16,585	3,744
Cash and cash equivalents at end of period	$3,638	$2,916

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS,INC. AND SUBSIDIARIES

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine month and three month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company has for the current and all prior periods reclassified the presentation of “amortization of software expenses” from an operating expense to “software sales and rental” cost of revenues.  This reclassification increased “software sales and rental” cost of revenues $73,397 and $220,189 for the three month and nine month periods ended September 30, 2001 and decreased “depreciation and amortization” - operating expenses by the same respective amounts during those periods.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses of $139,086 and $1,364,379 during the years ended December 31, 2001 and 2000, respectively, and a net loss of $845,752 for the nine months ended September 30, 2002.  Current liabilities at September 30, 2002 of $1,473,702 exceed current assets of $180,939.  Total liabilities at September 30, 2002 of $2,923,535 exceed total assets of $595,517.  The Company’s continued existence depends upon success of Management’s continued efforts to raise additonal capital necessary to meet the Company’s obligations as they come due and to obtain capital to execute its business plan.  The Company intends to obtain capital primarily through issuance of common stock and debt financing.  There can be no degree of assurance that the Company will be successful in securing additional capital.

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

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer.  This aggregate amount is convertible into common stock of the Company with the conversion price determined on the last business day of each respective year.  The amounts are cumulatively convertible. At September 30, 2002 and thereafter, the officer can elect to convert the deferred compensation obligation outstanding at December 31, 2001 to 10,525,694 shares at conversion prices ranging from $.02 to $.12 per share.  In addition, deferred compensation earned during the nine month period ended September 30, 2002 of $15,000 may also be converted at December 31, 2002 at a conversion price equal to the closing price at that date or at the price on the last trading day before the Company notifies the officer that it will begin to redeem the deferred compensation obligation in cash.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999, the first quarter of 2000, and the second and third quarters of 2002.  On September 20, 2001, the Company filed an offer in compromise proposed agreement with the Internal Revenue Service that provides for the Company to remit twenty four equal monthly installments of $12,500 as full settlement of all outstanding employer and employee payroll tax obligations for the years 1998, 1999 and 2000.  This proposed aggregate amount of $300,000 is significantly less than the recorded obligation pertaining to those periods outstanding at September 30, 2002.

During April 2002, the Internal Revenue Service examiner notified the Company that the proposed offer in compromise has been reviewed and the examiner has recommended acceptance of the offer as submitted by the Company.  However, a favorable ruling is not assured until receipt by the Company of written approval.  In addition, because the Company has not remitted payroll taxes for the second and third quarters of 2002, an Internal Revenue Service formal approval would be subject to the Company being current with all 2002 payroll tax deposits.

NOTE 7 - EMPLOYEE STOCK OPTION AND GRANT PLAN

On January 30, 2002, the Company’s Board of Directors adopted a Stock Option and Grant Plan that authorizes 5,000,000 shares of Company common stock that may be granted pursuant to this plan.  To accommodate the implementation of this plan, the Company filed with the Securities and Exchange Commission a “Form S-8” Registration Statement that authorizes the 5,000,000 shares.  As of September 30, 2002, 3,725,000 shares have been granted pursuant to this plan.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments: Dietary Services and Supplies and Software Sales and Rental. The Dietary Services and Supplies segment provides menu services that consist of hard copy menus and paper products to its customers. The Software Sales and Rental segment provides sales and rental of its proprietary dietary software, installation services, and technical support to the user.

The accounting policies of the segments are the same as described in the summary of significant accounting policies as contained in the Company’s December 31, 2001 Form 10-KSB filing.  Assets of the segment groups are not relevant for management of the business nor for disclosure.  Interest expense is also allocated on the lines of segment revenue provided. Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts.

Revenues from the Software Sales and Rental segment include sales from Canada of $58,505 and $21,838 for the nine months ended September 30, 2002 and 2001, respectively. All other revenues are from U.S. operations.

Segment Loss Allocation

	Dietary Software Services and Supplies	Sales and Rental	Total
Nine Months Ended September 30, 2002
Revenue	$427,647	$463,814	$891,461

Interest Expense	52,367	56,795	109,162

Amortization - software	—	220,189	220,189

Segment loss	(241,811)	(476,641)	(718,452)

Nine Months Ended September 30, 2001

Revenue	$447,067	$804,877	$1,251,944

Interest Expense	31,131	55,658	86,789

Amortization - software	—	220,189	220,189

Segment income (loss)	74,779	(66,931)	7,848

Segment Income (Loss) Reconciliation

	2002	2001
Total income (loss) for reportable segments	$(718,452)	$7,848

Unallocated Amount:
Unrealized loss - investment In land	(127,300)	—
Net income (loss)	$(845,752)	$7,848

NOTE 9 - SHAREHOLDERS’ DEFICIT

During the nine month period ended September 30, 2002, the Company issued 675,000 shares of common stock to employees valued at $19,624, raised $108,000 on the exercise by an employee of 750,000 common stock options and issued 4,015,846 common shares valued at $219,742 for strategic business planning, marketing and public relation services.

NOTE 10 - INVESTMENT IN LAND

During the third quarter of 2002, the Company recognized an impairment charge of $127,300 related to its land held for sale.  The Company contracted for sale of the property and has written down this asset to the expected net proceeds of $150,000 from the proposed sale.

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

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary technology that provides nutrition management systems and services to food service institutions in 43 states and Canada through strategic partner networks.  These networks, comprising certain of the largest food distribution and healthcare management companies in the United States and Canada, have aligned with the Company because of their recognition that the Company’s menu based products and services offer the most comprehensive features in the industry.  The Company’s software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over 50 nutrients of foods consumed. The Company outlined its strategic plan to direct delivery of products and services through internet access in its December 31, 2001 and 2000 annual 10-KSB filing.  Web enablement of these products and services will, when funded and implemented, provide: 1)user installed and self paced instruction; 2)reduced complexity; 3)database information and programs maintained by the Company and 4)introduction of a low priced monthly service fee arrangement. Subsequent to this implementation, the Company plans to evolve as a provider of nutrition based information to the consumer.  During 2002, the Company has been successful in using the Internet to provide real time product demonstrations to proposed customers. The Company has also implemented this same technology application in product training after purchase and installation.  This technology has significantly reduced travel costs to the customer, accelerated teaching and training and provided flexibility in scheduling.

During the first nine months of 2002, the Company realized revenues that are lower than that of the same period in 2001.  This shortfall is due to the sale during 2001 of $275,000 private label licenses to the Company’s network distribution alliances.  During 2002, these alliances continue to install new placements and are depleting their license inventories.  Due to this depletion, the Company is currently negotiating with several significant existing alliances as well as new potential customers that have expressed interest in significant multi-license purchases and menu services.  Management believes that one or more of these relationships may be consummated during the fourth quarter of this year.  However, the success of these marketing efforts cannot be assured.  Management projects that the Company will realize a net loss for the year 2002 and revenues that will be less than those earned during 2001.  However, the Company may realize a positive EBITDA (earnings before interest, taxes, depreciation and amortization) if certain of these new significant customer relationships are finalized.  Revenues for the first nine months of 2002 have been disappointing and below those projected by Management.  To address this shortfall, there has been a marked increase in focus to increase revenues and Management believes that fourth quarter 2002 revenues will exceed those earned in the same period in 2001 and that revenues for 2003 will exceed those earned in 2002.

As previously reported, the Company has also identified certain new products that can be introduced in which current customers have expressed interest.  One of these products is a hand held dietary clinical module that can be designed using the architecture of our present dietary software and brought to market during 2003.  The Company is in discussions with an entity to joint venture the development of this product, thereby not using the Company’s cash resources in exchange for a royalty arrangement with the programmers.

In order to successfully implement the Company’s business plan that includes new product development and a strategic acquisition model, the Company continues in its efforts to secure capital.  While management will continue to focus on revenue growth, profitability and product maintenance and development, the Company will nevertheless continue to seek capital from private sources.  If this capital is not secured, the Company is in jeopardy that it may not be able to sustain operations.  During the first nine months of 2002, the Company’s revenues were not sufficient to fund operations and meet debt service obligations.  To meet these obligations, the Company received during the first nine months of 2002 $206,015 by issuing short term debt obligations of $25,000, $20,932 proceeds from convertible debentures, $108,000 of proceeds from the exercise of stock options, and $52,083 in advances from an officer.  In addition, the Company did not remit payroll tax deposits in 2002 for a portion of the second quarter and the entire third quarter.  The Company intends to remit in full this obligation in the fourth quarter of 2002. It cannot be assured that the Company will be able to continue to access additional capital and reductions in personnel may be required.  If these reductions are required, it can not be determined what effect these may have on the ability of the Company to continue to provide services at the quality provided in the past.

For the nine months ended September 30, 2002, the Company incurred a net loss of $845,752 as compared to net income of $7,848 for the same period in 2001.  For the three months ended September 30, 2002, the Company incurred a net loss of $287,397 as compared to a net loss of $9,254 for the same period in 2001.  During the nine months ended September 30 2001, the Company realized $275,000 from bulk licensing revenues that contributed to the modest net income for that period.  During the nine month period ended September 30, 2002, the Company issued stock as compensation for services of $239,366 as compared to $0 for the same period in 2001.  The majority of these stock issuances during 2002 were a result of special marketing efforts on behalf of the Company in order to increase shareholder value and bring awareness to the Company and its products and services.  Net cash used in operations for the nine month period ended September 30, 2002 was $126,241 as compared to $65,682 for the same period in 2001.  The increase in the use of cash was primarily due to a $90,082 cash expenditure to a marketing and public relations firm.

Absent a significant working capital investment during 2002, management will attempt to consolidate its debt obligations through new debt and focus on revenue growth and expense reduction.  Without increased working capital, the Company may not retain all of its present management and implementation of the Company’s business plan would be jeopardized.  The Company may not be able to sustain operations without this debt restructuring.  In addition, during 2002, approximately 50% of the Company’s monthly recurring revenues are concentrated with two customers.  If either or both of these customers would terminate the services provided by the Company, the Company may not be able to continue operations.

During 2002, the Company received from the Internal Revenue Service verbal approval at the examiner level that the Company’s offer in compromise proposal has been accepted in the amount of $300,000.  If formally approved, the Company would reduce its payroll tax obligations by approximately $262,000 and remit monthly installments of $12,500 for a period of twenty-four months as full settlement of the obligation.  The Company must be current with its 2002 payroll tax deposits in order for the offer in compromise to be accepted.  If approved, the Company must access capital to remit the 2002 deposits in arrears.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended September 30, 2002 were $295,244, a decrease of $107,198 from total revenues of $402,442 for the corresponding three month period ended September 30, 2001.  Total revenues for the nine months ended September 30, 2002 were $891,461, a $360,483 decrease from total revenues of $1,251,944 for the corresponding nine month period ended September 30, 2001.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $138,228 for the three months ended September 30, 2002, an increase of $137 from total dietary services and supplies revenues of $138,091 for the corresponding three month period ended September 30, 2001.  Total dietary services and supplies revenues were $427,647 for the nine months ended September 30, 2002, a $19,420 decrease from the same nine month period in 2001.  This decrease of $19,420 during 2002 is primarily due to the reduction of service bureau (hard copy menu) revenues of $10,022, decrease in forms revenues of $5,266, and a decrease of data entry services revenues of $4,132 as compared to these revenues for the same nine month period in 2001.  Dietary services and supplies revenues are primarily realized through two network marketing alliances.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $157,016 for the three months ended September 30, 2002, a decrease of $107,335 from total software sales and rental revenues of $264,351 for the corresponding three month period ended September 30, 2001.  This decrease of $107,335 during the third quarter of 2002 as compared to the same period of 2001 is primarily due to a $80,162 unit software license sale during 2001, a decrease in DOS software revenues of $2,865 during the third quarter of 2002, a decrease of $18,457 in direct software sales, an increase of $27,158 in technical support and maintenance fees, and a decrease of $31,200 in special project programming revenues as compared to the same period in 2001.  Total software sales and rental revenues for the nine month period ended September 30, 2002 was $463,814, a $341,063 decrease over the same nine month period in 2001.  Excluding a $275,000 bulk license sale during 2001, a $10,024 decrease during 2002 in DOS software sales and rental revenues and a decrease in 2002 in direct software sales and rental revenues of $80,462, revenues during the first nine months of 2002 increased as follows: technical support and maintenance revenues increased $48,649 and training revenues increased $9,715 as compared to same nine month period in 2001.  In addition there was a special programming revenue realized of $31,200 during 2001. It is anticipated that revenues from DOS systems products and services will continue to decrease as customers upgrade to our “Three Squares” (Windows) version. Revenues through existing and proposed marketing alliances are projected to increase during 2003 as compared to 2002 and historically have contributed significant revenue segments during the years 2001, 2000 and 1999.  Because there were no revenues from purchases of bulk private label licenses during the first nine months of 2002 ($275,000 during 2001), the Company during 2002 may not realize the revenues earned during 2001. Technical support and maintenance revenues represent ongoing scheduled revenues through the existing customer base and represent a continuing increase in existing software placements.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $54,071 (39% of dietary services and supplies third quarter 2002 revenues) for the three months ended September 30, 2002, a decrease of $5,670 from total dietary services and supplies cost of revenues of $59,711 (43% of dietary services and supplies third quarter 2001 revenues) for the corresponding period ended September 30, 2001.  This decrease is primarily due to a decrease in menu and forms costs of $3,031 during 2002 and a reduction of $3,650 in the use of consulting dietitians as compared to the same three month period in 2002.  Dietary services and supplies cost of revenues was $152,089 (36% of dietary services and supplies 2002 cost of revenues) for the nine months ended September 30, 2002, a $10,132 decrease from total dietary services and supplies cost of revenues of $162,221 (36% of dietary services and supplies 2001 revenues) for the corresponding nine month period ended September 30, 2001.  The decrease during 2002 is primarily attributable to a $8,375 reduction during 2002 in the use of consulting dietitians.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $125,276 (80% of software sales and rental third quarter 2002 revenues) for the three months ended September 30, 2002, an increase of $12,682 from total software sales and rental cost of revenues of $112,594 (43% of software sales and rental third quarter 2001 revenues) for the corresponding period ended September 30, 2001.  Included in both 2002 and 2001 cost of revenues is $73,397 of amortization of software that in prior periods was classified as an operating expense.  The increase of 37% in cost of revenues during 2002 as compared to 2001 is primarily due to a $275,000 bulk license sale during 2001 that had no material costs associated with the sale.  During the three month period ended September 30, 2002, software programming costs increased $9,600.  Total software sales and rental cost of revenues was $351,751 (76% of software sales and rental 2002 revenues) for the nine month period ended September 30, 2002, an increase of $30,005 over total software sales and rental cost of revenues of $321,746 (40% of software sales and rental 2001 revenues) during the same nine month period in 2001.  Included in the cost of revenues for both 2002 and 2001 is $220,189 of amortization of software that was previously classified as an operating expense.  The 36% decrease in software sales and rental cost of revenues during 2001 as compared to 2002 is due to the $275,000 bulk sale license revenue realized during 2001 for which there was no material costs associated.  The increase in 2002 cost as compared to the same period in 2001 is primarily due to a reclassification of $29,163 of support salaries in 2002 that were classified as general and administrative expenses during 2001.  Programming costs incurred during 2002 were $9,600 as compared to $7,420 during 2001.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $15,887 (5% of total 2002 third quarter revenues) for the three months ended September 30, 2002, a decrease of $10,920 from total sales and marketing expenses of $26,807 (7% of total 2001 third quarter revenues) for the corresponding period ended September 30, 2001.  The decrease of $10,920 during the third quarter of 2002 as compared to the same period in 2001 is primarily due to the Company terminating during 2002 the services of a marketing consultant in the amount of $10,833.  Total sales and marketing operating expenses were $350,898 (39% of nine month 2002 revenues), an increase of $282,608 from sales and marketing operating expenses of $68,290 (5% of nine month ended September 30, 2001 revenues) during the corresponding nine month period in 2001.  This significant increase during 2002 was due to the engagement of several marketing and public relation organizations that received $219,742 of Company stock as compensation for these services and also received $90,082 in cash compensation.  The Company also during the nine month period ended September 30, 2002 terminated a third party marketing relationship that resulted in a $20,286 reduction in expense as compared to the same nine month period in 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $204,906 (69% of total third quarter 2002 revenues) for the three months ended September 30, 2002, an increase of $32,576 from total general and administrative expenses of $172,330 (43% of total third quarter 2001 revenues) for the corresponding three month period ended September 30, 2001. The increase of $32,576 during the third quarter of 2002 as compared to the same period in 2001 is primarily due to the following increases during 2002 as compared to 2001:  consultants of $2,038; long distance telephone service of $1,866; equipment lease payments of $10,132; cleaning services of $2,732; professional services of $13,581; contract programmers of $31,050 and to the following decreases as compared to the same three month period in 2001:  officer salaries of $16,724; general office staff of $5,420; bad debt expense of $4,435; office rent of $2,651 due to a sublease rental arrangement executed January 2002; and outside professional services of $9,129.

Total general and administrative expenses were $643,125 (72% of total nine month 2002 revenues) for the nine month period ended September 30, 2002, an increase of $62,120 from total general and administrative expenses of $581,005 (46% of total nine month 2001 revenues).  This increase of $62,120 is primarily the net result of the following increases and decreases during the nine month period ended September 30, 2002 as compared to the same period in 2001:  Increases - long distance increase of $2,528; equipment lease payments of $5,587; cleaning services increase of $5,188; legal services of $31,602; maintenance and repair increase of $3,704; auditing expense increase of $25,410 (previously classified as outside professional services); travel expenses of $6,396; and programmer costs of $31,050 and the following decreases:  officer salaries decrease of $16,862 due to resignation of marketing officer; general office salaries of $3,096; in house consultants of $2,962; bad debt expense decrease of $8,046; office rent decrease of $5,697; office utilities of $3,183.  The legal fees were primarily incurred during the first quarter of 2002 due to information requested by the Securities and Exchange Commission concerning a non affiliated company which had previously loaned capital to the Company and which loan has been fully paid and discharged and also for a compliance review of the first quarter 2002 S-8 registration filing.  Audit fees also increased during 2002 because the Company in 2002 recognized the expense as incurred and not with the period examined as in prior years.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $5,541 for the three months ended September 30, 2002, a decrease of $1,306 from total depreciation and amortization expense of $6,847 for the corresponding period ended September 30, 2001.  Previous to this reporting period, the Company had classified amortization related to software as an operating expense. This expense is now classified as a “software sales and rental” cost of revenues.  The accompanying consolidated statements of operations for the three months and nine months ended September 30, 2002 and 2001 reflect this reclassification.  Accordingly, the Company has classified software amortization expense of $73,397 and $222,189 as cost of revenues for the three month period and nine month period ended September 30, 2002 and 2001.  Depreciation and amortization expense was $16,622 for the nine month period ended September 30, 2002, a $3,918 decrease from the same nine month period in 2001.

INTEREST EXPENSE

Interest expense was $38,899 for the three months ended September 30, 2002, an increase of $4,403 over the total of $34,496 for the corresponding period ended September 30, 2001.  The increase of $4,403 during the third quarter of 2002 as compared to the same period in 2001 is primarily due to increased obligations to officers, shareholders and affiliates. Interest expense for the first nine months of 2002 was $109,162, a $22,373 increase from interest expense of $86,789 for the same nine month period in 2001. During 2001, the interest estimate related to payroll tax obligations was reduced by approximately $18,800 during the first quarter of 2001 due to the favorable status of settlement negotiations with the Internal Revenue Service.

UNREALIZED LOSS - INVESTMENT IN LAND

During the third quarter of 2002, the Company recognized an impairment charge of $127,300 releted to its land held for sale.  The Company contracted for sale of the property and has written down the asset to the expected net proceeds from the proposed sale of $150,000.

OTHER

Other expense was $10,761 for the three months ended September 30, 2002, an increase of $11,850 from other income of $1,089 for the same three month period in 2001.  During 2002, the Company realized a $30,294 gain resulting from a negotiated settlement of a vendor trade payable outstanding.  This gain primarily accounts for the $17,239 increase in other income for the nine month period ended September 30, 2002 over the same period in 2001.

LIQUIDITY

The Company realized a net loss of $845,752 and a net income of $7,848 for the nine month periods ended September 30, 2002 and 2001, respectively.  The increase in the net loss of $853,600 during 2002 as compared to the same nine month period in 2001 is primarily due to a marketing and public relation campaign during 2002 for which the Company incurred $309,824 of expense.  In addition, the Company during 2001 realized $360,483 in software license sales over the same period in 2002 that have no significant cost of revenues. The Company also recognized a $127,300 realized loss on its land investment to reflect the proceeds of a proposed sale of the property.

The Company’s monthly revenues for the nine month period ended September 30, 2002 have not been sufficient to meet its operating and debt service obligations.  The Company must increase its monthly revenues in the near term to continue operations or severely reduce personnel at the management level and also must be successful in negotiating with creditors to defer payments.  Accordingly, the Company’s auditors issued a going concern opinion report in the Company’s December 31, 2001 and 2000 10-KSB annual filing expressing substantial doubt that the Company will realize sufficient revenues and/or be able to raise additional investor capital to meet its obligations.  During 2002, the Company was able to sustain operations from advances from an officer, received proceeds of $108,000 from the exercise of stock options and through the deferment of payroll tax obligations for the second and third quarters of 2002.

The Company has historically financed its operations primarily through debt financing provided by shareholders, officers and affiliates.  Due to continued historical operating losses and the obligation to the Internal Revenue Service for 1998, 1999, 2000 and 2002 payroll taxes, the Company has been unable to secure financing through conventional sources.  However, the Company has received verbal confirmation that the Internal Revenue Service has approved at the field examiner level a settlement agreement that, if formally approved, will significantly reduce the obligation and allow for monthly installment payments. The Company must be current on its 2002 payroll tax deposits at the date the settlement agreement is approved.  Management believes that this proposed settlement, if finalized, will enhance the Company’s position to raise additional capital from sources that were not formerly available.  Of course, the Company must also demonstrate that it can attain profitability in order to access debt capital.

At September 30, 2002, the Company decreased its cash position $12,947 from December 31, 2001.  This compares to a decrease of $828 in the Company’s cash position at September 30, 2001 as compared to December 31, 2000.  The Company used net cash in operations of $126,241 for the nine month period ended September 30, 2002 as compared to $65,682 for the same period in 2001.  Adjustments to reconcile the net loss to net cash used in operations for the nine month period ended September 30, 2002 included depreciation and amortization of $236,811 ($240,729 in 2001), unrealized loss - investment in land $127,300 ($0 in 2001); common stock issuances of $239,366 ($7,500 in 2001), decrease in accounts receivable - trade of $24,841 (increase of $50,750 in 2001), increase in prepaid expenses and other current assets of $9,519 (increase of $12,358 in 2001), decrease in accounts payable - trade of $2,279 (decrease of $158,635 in 2001), increase in payroll tax obligations of $36,125 (decrease of $133,436 in 2001), decrease in accrued expenses of $53 (decrease of $53,043 in 2001), increase in accrued interest of $45,099 (increase of $22,000 in 2001), and an increase in deferred compensation of $15,000 (increase of $49,532 in 2001).

The Company provided net cash from financing activities of $116,471 for the nine month period ended June 30, 2002 as compared to $70,244 for the same period in 2001.  These cash flows from financing activities during 2002 included payments on convertible debentures of $1,806 ($23,198 in 2001), payments on notes payable to officers, shareholders and affiliates of $68,195 ($15,010 in 2001), and payments on long term debt and credit lines of $19,543 ($43,387 in 2001).  In addition, the Company during the same period in 2002 received proceeds of $25,000 from a note payable to an affiliate, received $20,932 proceeds from convertible debentures, $108,000 from an employee exercise of stock options, and $52,083 proceeds in advances from officers and affiliates.  During the nine month period ended September 30, 2001, the Company received proceeds from issuance of convertible debentures of $116,410, proceeds of $58,000 from notes payable to officers, shareholders and affiliates, and also had a net decrease in advances from officers of $22,571.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)                  Exhibits

4.1     2002 Stock Option and Grant Plan*

Certifications

99.1   Certification Pursuant to 18 U.S.C. Section 1350

99.2   Certification Pursuant to 18 U.S.C. Section 1350

* incorporated by reference to SureQuest Systems, Inc.’s Current Report on Form 8-K dated February 21, 2002 and S-8 filing dated February 7, 2002

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

Date: November 14, 2002

	BY:	/s/ C. Scott Sykes, Jr.
C. Scott Sykes, Jr.
President

Certifications

I, C. Scott Sykes, Jr. , certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of SureQuest Systems, Inc. and Subsidiaries;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ C. Scott Sykes, Jr.
C. Scott Sykes, Jr.
President and Chief Executive Officer

I, Stan Janczyk, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of SureQuest Systems, Inc. and Subsidiaries;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ Stan Janczyk
Stan Janczyk
Chief Financial Officer