Form 10KSB
period 2002-12-31
SUREQUEST SYSTEMS INC
filed 2003-03-31
CIK 1029405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

File number 001-15801.

SUREQUEST SYSTEMS, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	41-1826635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

SUREQUEST SYSTEMS, INC.

13606 TI BLVD

DALLAS, TEXAS 75243-1408

(972) 238-7200

(Address and telephone number of issuer’s principal executive offices)

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

None

SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, PAR VALUE $.001 PER SHARE

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

Issuer’s revenue for its most recent fiscal year were $1,203,273.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2002 was approximately $274,496.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2002: 41,325,686.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

SureQuest Systems, Inc.

2003 Form 10-K-SB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SureQuest Systems, Inc. (“SureQuest” or the “Company”) was incorporated under the laws of the State of Nevada on August 19, 1941. The Company’s Articles of Incorporation were amended and restated and filed with the Secretary of State’s office of the State of Nevada on January 5, 2000. The Company’s principal place of business is 13606 TI Boulevard, Dallas, Texas 75243. SureQuest has an Internet web site designated as www.surequest.com.

HISTORY

On December 4, 1996, Rosegold Corporation, a non-operating Nevada corporation, issued 12,000,000 shares of its common stock in exchange for all of the issued and outstanding common shares of SureQuest Systems, Inc., a corporation incorporated under the laws of the State of Texas on March 15, 1991 and changed its name to SureQuest Systems, Inc.

Prior to its merger with the Rosegold Corporation, SureQuest Systems, Inc. had served the healthcare industry since 1984 (as a proprietorship until its incorporation in 1991) with dietary consulting services, dietary software and “hard copy” menu services. The Company developed its DOS modular software product in the early 1990s and added Microsoft Windows -Registered Trademark- based software through the acquisition in June 1998 of the assets of Positive Input, Inc., a Michigan corporation. The assets of Positive Input, Inc. were purchased for $54,629 in cash (net of cash assumed), 1,721,050 common shares of the Company and the assumption of approximately $816,000 in debt.

The Company has incurred losses of $934,458 and $139,806, respectively, for the years ended December 31, 2002 and 2001. The Company has financed these losses primarily through debt financing provided by certain officers and shareholders of the Company. Without a significant increase during 2003 in revenues from existing software products and services and products introduced during 2002, the Company may not be able to continue operations without additional working capital invested in the Company.

The Company’s current financial condition requires the Company’s auditor to issue a “going concern” opinion as part of the Company’s presentation of its financial statements.

The Company has not been a party to any bankruptcy, receivership or similar proceeding.

THE BUSINESS

SureQuest Systems, Inc. is a provider of dietary and food service management software, menu services and dietary consulting to the institutional food service industry. Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care (LTC) segment of the industry represented by nursing homes and assisted living facilities. The Company’s software and other products are also used in other institutional settings including hospitals, continuing care retirement communities (“CCRC”), correctional facilities and educational facilities. The Company offers its software product in both a DOS and Windows -Registered Trademark- single user and multi-user operating system format. SureQuest currently serves approximately 1,060 LTC facilities in 43 states and Canada.

The Company’s proprietary software provides food selection and preparation assistance, inventory and personnel cost controls, improved operating efficiencies, and electronic documentation of the meals prepared and served to a facility’s residents to reduce liability exposure and ensure compliance with government nutritional guidelines.

MARKETING STRATEGY

SureQuest has penetrated the LTC market through strategic alliances, acquisitions, and direct sales. The Company currently has strategic marketing alliances or private label agreements with the following companies:

Food Services of America, Inc. – Food Services of America, Inc. (“FSA”), a Seattle, Washington based food distribution company operates primarily in the Northwest and Midwest. It markets a software product called FSA FIRSTLINK -TM-, a private labeled version of SureQuest’s proprietary Windows -Registered Trademark- food service software application. FSA also provides a “hard copy” menu service for its customers through the Company under the private label SIGNATURE SERIES.

Ben E. Keith Company – The Ben E. Keith Company, located in Fort Worth, Texas is a food distributor, which serves the Southwest United States and has been a significant customer of the Company for over ten years. Ben E. Keith markets SureQuest products and services under the private label MENUMANAGE -TM-.

SYSCO Canada . – (formerly Serca Foodservice, Inc.), located in Toronto, Canada is a food distributor, which serves the Canadian market. SYSCO Canada markets SERCA SYNERGY -TM-, a private labeled version of SureQuest’s proprietary Windows -Registered Trademark- software application to its institutional customers. Serca Foodservice, Inc. was recently acquired by Sysco Corporation, the largest food distributor in North America, which changed the name of the company to SYSCO Canada.

During 2002, Ben E. Keith, Food Services of America, Inc. and Serca Foodservices, Inc. provided 28%, 20% and 6%, respectively, of the Company’s total gross revenues and 22%, 30% and 2%, respectively, of gross revenues in 2001.

Health Technologies, Inc. – Health Technologies, Inc., located in Maryland Heights, Missouri, is a dietary consulting company with over 135 Registered Dietitians, and markets the Company’s software products to health care facilities and food distributors under the private label SMART SOLUTIONS -TM-. Health Technologies also uses the Company’s software to produce “hard copy” menus for its consulting clients. A number of the Registered Dietitians of Health Technologies also serve as certified trainers of the Company’s software.

PRODUCTS AND SERVICES

The Company’s primary products and services include Food Service Management Software, Menu Services and Customer Software Support Services.

FOOD SERVICE MANAGEMENT SOFTWARE

Currently, the Company offers a suite of Microsoft Windows -Registered Trademark- and DOS based nutritional software programs designed to allow health care institutions, primarily LTC facilities, hospitals and CCRC’s to more effectively and efficiently serve their residents. The Company’s software provides solutions in the areas of menu management, inventory control, production management, purchasing and cost control, documentation to reduce liability exposure, and compliance with Healthcare Finance Administration (HFCA), Hazard Analysis Critical Control Point (HACCP) and other government nutritional guidelines.

Also, the Company’s software allows LTC facilities to more easily comply with the changes in Federal Government regulations regarding reimbursement of operational costs and the new electronic reporting requirements. Specifically, the Company’s software provides facilities the ability to comply with the Federal Government’s PPS (Perspective Payment System) reimbursement guidelines by establishing a resident’s level of dietary care. A resident is listed as “Clinically Complex”, under the Federal Government’s MDS (Minimum Data Set) regulations, if he or she receives 51% or more of their calories through tube feeding or 26% of calories and over 500 cc’s of fluid from tube feeding. Additional reimbursement dollars are available to facilities for Clinically Complex residents under PPS guidelines. The Company’s software tracks caloric intakes for each resident and provides data to be used for MDS reporting on Clinically Complex residents. The Company’s software also provides facilities with weight management tracking for each resident for data submission to the Federal Government under MDS regulations. In addition, the Company’s software helps facilities comply with several other nutrition and dietary requirements under the following MDS Quality Indicator Domains: #3 Clinical Management; #4 Cognitive Functioning; #7 Nutrition and Eating; #8 Physical Functioning; #10 Quality of Life and #12 Skin Care.

The Windows -Registered Trademark- - based software, Three Squares -Registered Trademark-, establishes nutritionally balanced diets (conforming to government requirements) for the residents in a Long Term Care facility. The diets are then translated into actual menus containing the proper foods for the three meals and snacks to be served by the facility for each day. The software can maintain a menu cycle of 1 to 8 week(s), indicating when particular meals or food items will be served (for example, the cycle may show that two weeks from tomorrow, chicken will be served as the main entree). At the end of the scheduled cycle, the entire menu cycle begins again, allowing the Company to continue to know what foods will be served in the future. Institutions typically serve “warming” foods during the Fall/Winter cycle and lighter, “cooling” foods during the Spring/Summer cycle, hence two menu cycles per year. The foods can also be tailored to different geographic regions of the country. The software maintains a list of more than 50 separate nutrients for each meal item served, such that the facility’s dietitian or administrator may access and report the number of calories, grams of fat, milligrams of vitamin C that an individual resident consumed for a meal, a day, a week, or any other time period. The software also tracks the weight of each resident in the facility.

Another important element of the software is its ability to track each resident’s likes/dislikes, allergies and other health related conditions requiring special diets. The software currently supports 99 special diet types such as low-calorie, diabetic or cardiac. More importantly, during meal preparation and production, the software automatically determines the types and quantities of food to be produced based on the resident population profiles and then prints out individual tray tickets that alert kitchen personnel as to the specific items that should be placed on each tray. In management’s opinion, the Company’s software is compliant with the Hazard Analysis Critical Control Point (HACCP) program guidelines, as incorporated in the U.S. Food Code.

During 2001, the Company completed its introduction of three new products (which are updated versions of existing products) to enhance its suite of Windows based software solutions for healthcare and other institutional foodservice environments. Three Squares -Registered Trademark-, Version 4.0, was introduced and allows clients the ability to operate in either single user or multi user environments using 32-bit architecture. The new Version 4.0 also incorporates several additional enhancements to improve productivity at client facilities. The second new product introduced was the Three Squares Centralized Management System (CMS) to allow corporate/chain clients the ability to control menu and recipe data from a centralized office and then upload the menus and data to their individual facility sites. With centralized management control capabilities, the CMS product is presently installed and in use by corporate clients. In addition to these two products, the Company introduced its Square 1 -TM- product that is essentially a “slimmed down” version of the Company’s Three Squares software product. Square 1 provides essential functionality to facilities at lower costs and can be easily upgraded to the more comprehensive Three Squares program, as the facilities’ requirements increase. During the first quarter of 2003, the Company introduced its Three Squares - Registered Trademark, Version 4.1 that expanded and enhanced functionality of the software, including the import-export and inventory functions and also allowed for multi-data base access.

The Company offers software products that are compatible with two of the popular computer operating systems: Microsoft’s Windows -Registered Trademark- and DOS. The Company believes that its software programs can be readily adapted to any changes in the aforementioned operating systems or to new operating systems without significant cost. Any such changes or updates would be accomplished by staff personnel or by outside independent contractors depending on the complexity of the change or update.  A significant number of customers have upgraded the DOS to the Windows version and the percentage of annual revenue from the DOS product as compared to total revenues continues to decrease each year.

MENU SERVICES

The Federal government regulations require that LTC facilities use a Registered Dietitian, on either a full time, part time or by consulting contract, to review the menus and nutritional programs for the LTC residents. Certain State governments require that each LTC facility in their state demonstrate a minimum number of dietitian hours to plan and assess the nutritional needs of the LTC residents. For the facilities that cannot afford paying for additional hours for these dietitians to develop nutritionally adequate menus, the Company has a “hard copy” menu service program that meets the government requirements. This service provides menu planning, nutritional analyses, production recipe books, spreadsheets and posting menus. Approximately 300 facilities are using the Company’s “hard copy” menu service business throughout the US and the number of facilities using this service is expected to reach approximately 600 during 2003.

The Company’s staff prepares each menu with attention to every detail of color, texture, and shape of individual foods to enhance the visual appearance of the meal. Meals are analyzed for nutrient content and compared to the Recommended Daily Allowances, as established by the National Academy of Sciences. Menus are certified by either the facility’s registered dietitians or by one of the Company’s registered dietitians with respect to meeting the nutritional requirements and standards specified by the facility. Scaled, quantity recipes included with the menu services are intended to be compliant with the Hazard Analysis Critical Control Point (HACCP) program guidelines, as incorporated into the US Food Code.

CUSTOMER SOFTWARE SUPPORT SERVICES

The Company provides the following support to its customers:

Customer Support Center. The Company provides customer software support at several levels, from answering user questions on the implementation of the Company’s software to technical questions on the database and software performance. Services are provided 24 hours per day/7 days per week via toll free telephone number or through the Internet using the Company’s Internet Training and Support Program. The internet access service was introduced in early 2002 and has significantly added to the effectiveness of the support function.

Strategic Alliance Training Program. The Company has developed a “train the trainer” program that trains strategic alliance personnel capable of training end users on the use of its dietary software. Health Technologies, Inc., one of the Company’s strategic marketing partners, participates in this program. Food Service of America, Sysco Canada and Best Foods, Inc. are also participating in this training program, which allows the Company to support its planned growth in software sales without significantly increasing training costs.

Internet Training and Support Program. In early 2002, the Company introduced its new Internet Training and Support Program designed to offer client training and support using Internet based technology. This technology allows the Company to provide greater training and support capabilities for its clients. It also assists in managing the continuous training and support of new personnel due to the high turnover rates with healthcare food service staff. In addition, the Company’s sales personnel use this technology to provide real-time, live product demonstrations via the Internet to prospective clients. Utilizing this technology in the sales process saves valuable time and sales travel related expenses.  The Company has experienced a reduction in the overall sales cycle.

FUTURE EXPANSION PLANS

The Company continues to develop plans, and is in the process of attempting to raise capital, to significantly increase revenue and net income by transforming the company into a knowledge and information based company using technology (particularly, the internet) to pursue new, but related, markets. This strategic plan is intended to (i) increase current target market share; (ii) expand the Company’s target markets; and (iii) vertically integrate with supply chain partners. Part of this strategy will allow the Company’s customers to electronically access menus and menu data, using the Internet, to more efficiently manage their food service operations. Due to the disappointing 2002 operating results, implementation of this strategy is tabled until sufficient working capital is secured to stabilize current operations. The Company is exploring other product segments that are compatible with its core market base to significantly increase revenues with projected profitability. Absent additional capital, the Company will continue to expand its current product segments with its alliance partners.

PRICING STRATEGY

The Company offers a flexible pricing strategy to meet the financial requirements of a broad range of clients. To facilitate this strategy, products and services provided by the Company are offered to clients either through purchase contracts, lease agreements or monthly rental programs. The Company’s pricing strategy is designed to effectively penetrate targeted markets with affordable solutions that bring premium value to its clients and accelerate revenue growth and profitability for the Company.  The long term care industry’s financial health has been particularly impaired due to the economic downturn. However, there appears to be improvement and technology solutions that result in lower operating costs due to improved efficiencies are especially important for survival to the long term care industry.

The Company receives license fees for its software, maintenance and support fees for software licenses, software training fees, menu service bureau fees and revenues for the sale of paper products to its clients.

Size of Markets Served. The U.S. population is rapidly aging and the over-65 group is expected to double by the year 2030. LTC facilities will grow, over time, to meet the demand of this demographic trend and will require use of dietary software to operate efficiently. The fastest growing market serving the aging population is Assisted Living facilities. At present, it is estimated that only 20-25% of the LTC facilities in the U.S. use dietary software.

The following chart sets forth the approximate number of facilities in the United States:

PRIMARY MARKETS SERVED	# OF FACILITIES

Nursing Homes	17,023	(1)
Assisted Living Facilities	25,377	(2)
Hospitals	5,810	(3)
Total	48,210

(1) HCFA - OSCAR Form 672: F78-F93, current surveys as of September 2000.

(2) National Center for Assisted Living, 1998 Facts and Trends: The Assisted Living Sourcebook 1998.

(3) December 31, 2000, American Hospital Association Total Number of All U.S. Registered Hospitals.

The above markets do not include other institutional markets into which the Company plans to expand in the future, to include additional correctional facilities, educational facilities, business and industry and Government institutions, to include the Veterans Administration (“VA”) and the military.

COMPETITION

Several competing software companies have dietary software that target the healthcare industry, including the LTC market. Primary competitors are GeriMenu located in York, Pennsylvania, which management believes is now owned by C-Bord; a dietary software company; Computrition located in Chatsworth, California; and C-Bord located in Ithaca, New York. The Company’s best estimate is that only 20-25% of the kitchen operations in LTC facilities have dietary software in order to make their operations more efficient and cost effective. The Company believes that because of the effect of the Prospective Payment System there is now a much greater demand for dietary software in the LTC industry and that there will be a faster penetration in the future of the remaining 75-80% of the market which is not computerized. Of the approximately 20-25% of the market which is computerized, the Company’s best estimate is that the Company has approximately 20% of this penetrated market and GeriMenu, the Company’s primary competition, has approximately 20%. The Company does not have sufficient information to evaluate the market shares of Computrition or C-Bord (outside of GeriMenu). There are other software companies including Data Control, Diet Master, DFM, FMG Software Systems, HyperGen, NutriMax, Nutri-Net, Reliable and UniSoft serving the dietary market, but to the best estimate of the Company, none has a significant market share in the LTC market segment.

PATENTS, TRADEMARKS, SERVICE MARKS, LICENSES

The Company has a copyright and a registered trademark for its Windows -Registered Trademark- based software product, Three Squares. In addition, the Company has received a registration for the trademark: Technology that Feeds America -Registered Trademark-. The Company also is in the process of applying for a trademark for its Square 1 -TM- product. The Company has developed other software products including SurePref -TM- which tracks a resident’s food preference and SureWeight -TM- which tracks the weight gain and loss of each resident in a facility. The Company treats these products as proprietary and as trade secrets.

Should the Company develop a web-enabled software application, management plans to retain the services of an expert in intellectual property rights to advise the Company on what aspects of its development can be protected for intellectual property rights and what is necessary to obtain that protection.

EFFECT OF GOVERNMENTAL REGULATIONS ON THE BUSINESS

There are no governmental regulations affecting the conduct of the Company’s business other than the normal and usual governmental regulations affecting all businesses. The primary market for the Company’s services is the LTC industry, which is a highly regulated industry. Therefore, the Company’s customers are subject to numerous governmental regulations, including Medicare and Medicaid, which directly affect the facilities’ ability to pay the costs of the Company’s products and services.

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

Under the PPS reimbursement system the healthcare provider is paid one per diem price per patient. The per diem reimbursement prices paid by HCFA are established by a reimbursement formula that is based upon a government study of patient acuity levels. All patient care, including direct care and ancillary care, must be paid from that per diem price. The per diem reimbursement under PPS for all healthcare providers is less than most healthcare providers previously received on a per diem basis under the cost-based Medicare reimbursement system. And all healthcare providers (i.e., the nursing facility and all ancillary providers — radiology, pharmacy, lab, medical supplies, therapy, etc.) that provide healthcare services to a Medicare patient must be paid from that smaller per patient per diem reimbursement. In essence, the Medicare reimbursement monies became significantly smaller, and all healthcare providers must now share in that smaller amount of reimbursement monies.

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

Other Healthcare Reimbursement Programs. Other sources of reimbursement available to healthcare providers include Medicaid, private insurance, HMOs, Veterans Administration (“VA”) and private pay. Medicaid is a federally funded, state administered health insurance program for low-income individuals. Since the program is state administered, it varies from state to state. However, there have been no significant changes in the Medicaid program in recent years. And because the Medicaid program is the largest healthcare reimbursement program in terms of dollars reimbursed, the lack of significant changes in the program has created stability for those healthcare providers that are primarily dependent upon Medicaid reimbursement.

Other reimbursement programs, including private insurance, HMOs, VA and private pay, have experienced few significant changes in recent years. Private pay residents pay what the LTC facilities normally charge. Private insurance, HMO’s and the VA are still cost-based payers, but, to one extent or another, these programs are evaluating changing their reimbursement to a per diem price per patient similar to Medicare. Because these programs are still cost based, residents whose needs are reimbursed by such programs are highly sought after. As a result, a significant amount of marketing effort is expended to attract these residents to a LTC facility. The nutritional program (menus and diets) is an important part of these marketing efforts. Therefore, the Company’s software and menu services products add value to these marketing efforts and the Company uses the “value added” feature to increase its sales to LTC facilities.

In 1996, the Health Insurance Portability and Accountability Act of 1996 (HIPPA) became effective and final rules implementing the HIPPA Act were released by the Department of Health and Human Services (DHHS) on February 13, 2003. The Company is evaluating the extent to which the HIPPA rules apply to the Company’s business and then, after such evaluation, the Company will take any and all necessary actions to be in full compliance with the new rules. The Company does not expect that any such compliance would have any significant adverse impact on the Company’s business or how it does its business.

AMOUNT SPENT ON RESEARCH AND DEVELOPMENT

PRODUCT DEVELOPMENT

Over the last four years, the Company has devoted resources to significantly improve and increase features and functionality of its Windows -Registered Trademark- based software products. During the fourth quarter of 2002, the major components of these improvements have been completed. These improved features allow the Company to expand its market penetration in other institutional food service environments, including hospitals, continuing care retirement communities, assisted living facilities and correctional facilities. The Company’s 16-bit version of the Window -Registered Trademark- software runs under Microsoft’s older operating system, Windows -Registered Trademark- 3.1 and limits access to the program to one user at a time. In 2002, the Company finalized development of its new 32-bit Version of its Three Squares Program (Version 4.1) which is designed to run under Microsoft’s newer operating systems, Windows -Registered Trademark- 95/98, 2000 and XP and Windows -Registered Trademark- NT with the result that it is “multiple user” meaning that multiple users can access the program simultaneously. The availability of Version 4.1 also will allow the Company to convert its Menu Service Bureau to its new Windows -Registered Trademark- system creating significant increases in productivity from the faster program. This process continues to be developed and the Company plans to complete this conversion during 2003.

The Company also released a 32-bit upgrade to its existing Export/Import utility application in 2000 and made additional enhancements in 2002. This utility is a companion to its core Windows system that allows corporate customers to centrally create menu data bases and send (export) them to all their facility locations. Using this utility, management believes corporate clients will be able to maintain control over program functions with corporate or regional management determining what functions their facilities will be able to perform on a day to day basis and what functions will be retained by the central home office. The Company believes that through its current and upgraded Export/Import utility application, corporate clients are able to limit liability risks by having greater standardization among all of its facilities and are better equipped to provide greater quality assurance in their dietary programs. As a result, the Company believes that this Export/Import utility application will provide highly desirable dining service solutions for large chains and other corporate clients and increase the Company’s penetration in that market sector. The new 32-bit Export/Import utility allows corporate/chain clients the ability to manage menu and recipe data from a centralized office and then upload this information to facilities in various different locations.

As a result of the Company’s development efforts, the Company incurred to third parties $22,400 and $7,420 for research and development in 2002 and 2001, respectively. In addition, during 2002 the Company allocated approximately $16,000 of direct labor costs to research and development efforts.

EMPLOYEES

The Company has 13 full-time employees and 2 part-time employees and retains specialists as consultants in various fields of expertise.

ENVIRONMENTAL COMPLIANCE

As a software Company, SureQuest has not had to spend any material amounts of capital or time in compliance with any federal, state or local environmental laws and is not aware of any failures in compliance.

ITEM 2. PROPERTIES

The Company operates from a single location at its headquarters located in Dallas, Texas where it leases approximately 8,300 square feet comprising the entire one-story building located at 13606 TI Boulevard. The lease is a five-year lease, which expires May 30, 2003 with a base monthly rental of $5,539. The Company spent the sum of $63,849 in 2002 and $66,036 in 2001 associated with this lease. The Company has a right of first refusal on the sale of the building. During the first quarter of 2003, the lessee has offered to extend lease terms for an additional five years at the current lease rate.

The Company subleases approximately 2,000 square feet of its office space to a non affiliated lessee. Terms are $750 per month with a lease term expiring on May 30, 2003.

The Company owns approximately 31.83 acres of vacant farmland in rural southern Dallas County near Wilmer, Texas. The land was acquired by the Company in 1998 in return for 500,000 shares of the Company’s common stock. The property was appraised in 1998 at a market value of $378,903 against which the Company borrowed the sum of $125,000 from a Texas national bank using the land to secure the promissory note. As of December 31, 2002, the Company owed a balance of $87,500 on the aforementioned note. The Company currently has no plans for the farmland other than seeking a potential buyer and does not receive any material rental or material income from the land. The land is not material to the Company’s operations nor does the Company currently plan to develop a real estate investment business in the future. During the year 2000 and again during 2002, the Company determined that there was a permanent impairment in the fair market value of the property. Accordingly, the Company recognized a $127,300 impairment during 2002 and a $101,603 unrealized loss during 2000 and decreased its carrying value by these same amounts. The Company values the land at December 31, 2002 at $150,000 that is projected to be the sale proceeds net of broker commissions. The Company is actively attempting to sell the property but cannot determine when and if such a sale will be realized.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the year ended December 31, 2002

PART II

ITEM 5. MARKET AND MARKET PRICES

The principal exchange where the common stock of the Company trades is the NASDAQ OTC:BB. The high and low sales prices for each quarter during the last two years are as follows:

QUARTER ENDED	HIGH	LOW

March, 2001	0.05	0.02
June, 2001	0.05	0.03
September, 2001	0.03	0.02
December, 2001	0.03	0.02
March, 2002	0.27	0.02
June, 2002	0.19	0.05
September, 2002	0.08	0.02
December, 2002	0.03	0.01

The above quotations are inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.

HOLDERS

The number of stockholders of record of the Company’s common stock, the only stock outstanding, as of December 31, 2002 was 2,070.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

BACKGROUND

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary software technology that provides nutrition management systems and services to food service institutions in 43 US states and Canada. Recognizing that there will continue to be significant opportunities in nutrition delivery systems, the Company developed, during the year 2001, a strategic plan to increase revenues and become profitable by transforming the Company into a knowledge and information based Company, providing electronic (Internet) access to its products and services. Web-enabling the most common features of our proprietary dietary software will provide to our customers: 1) user installed and self paced instruction; 2) reduced complexity; 3) all database information and programs maintained by SureQuest Systems, Inc. and, 4) introduction of a low priced monthly service and fee arrangement. And after the completion of this electronic development phase, the Company plans to evolve as a provider of nutrition based information to the consumer. Concurrently, the Company continues to attempt to expand its present product and services delivery system, including the introduction during late 2000 of its multi-user version of its software and a low cost menu module so that its products and services will be affordable to the entire industry. In 2002 and 2001, these newly introduced products did not have a meaningful contribution to the Company’s revenues, but Management anticipates that the products will be successful in the growth of the Company’s revenues.

The CMS product, developed by SureQuest during 2000 and introduced during 2001, allows corporate clients the ability to manage their menus, recipes and coordinate food purchasing from a centralized or corporate position. The product eliminates repetitive menu and recipe data management tasks at multiple facilities and streamlines this process for corporate [chain] clients and for food distributors. In addition, the CMS technology allows clients the opportunity to accumulate food purchasing data and use this technology to provide significant benefits and savings for multiple facility operations. Management believes that the new contracts for the CMS product technology, secured in 2001 and 2002, confirms the value of the CMS product and believes it will have success in placing its CMS product technology with other nursing home chains and food service management contract companies and food distributors during 2003 and beyond.

In order to successfully implement the entire business plan strategy the Company continues in its attempt to obtain capital financing. THERE CAN BE NO ASSURANCE THAT AN INVESTMENT COMMITMENT WILL BE REALIZED. In addition, the Company’s financial condition, working capital deficit, outstanding payroll tax obligations and resultant low market cap, all combine to deter investment. The Company must increase revenues and improve operating results to attract investment and sustain operations.

The year 2002 was disappointing in terms of revenues and operating loss.  Revenues must significantly improve during 2003 or the Company has no alternative but to consider reductions in Management level personnel as well as other options. Existing line personnel are essential to continuing to support the Company’s products and services and no reductions are projected. While the Company will continue to support its existing products and services, additional development or enhancement of existing products and services may be deferred because of lack of capital. There can be no assurance that the quality of the products and services provided to its customers will not be impaired if improvement in operating results is not realized.

During the first quarter of 2003, the Company reorganized its marketing personnel to an incentive based compensation program and a new marketing director was assigned. Management believes that this reorganization will provide an increase in revenues through existing and proposed new distribution channels while decreasing the ratio of direct marketing expenses to revenues.  During the first quarter of 2003, the Company completed a significant transaction that was in development during the year 2002, and announced that it has entered into a five year agreement to provide software, menu services, training and customer support for a major nursing home chain with over 250 facilities.  During the year 2001, the Company realized $275,000 private license fees from one of its major distributors. This 2001 sales event was not repeated during 2002 and as a result, 2002 revenues were approximately 24% below the 2001 year level. There can be no assurance that the Company will, in the future, realize additional lump sum revenues. Additionally, existing marketing distribution channels may not be maintained and these channels may not continue to sustain revenue growth similar to or in excess of prior years or that new sales channels will be procured. Because the majority of Company revenues are concentrated (54% and 54% in the years 2002 and 2001, respectively) with three distribution channels, the marketing disruption of any one or more of these three channels would have a significant negative impact on maintaining sufficient revenues to achieve profitability. These financial conditions, lack of liquidity and other uncertainties require the Company’s auditor to continue to issue a “going concern” opinion as part of the presentation of the Company’s financial statements.

Although the Company had significantly increased its operating loss in 2002 as compared to 2001 from $139,086 in 2001 to $934,458 in 2002, and that the Company has incurred significant losses during each of the past six years, and as of December 31, 2002, has an accumulated deficit of approximately $7.9 million, Management remains optimistic that these negative trends will reverse. Of significance is that despite the significant increase in operating loss during 2002 as compared to 2001, the net cash used in operations only increased from $14,856 during the year ended December 31,2001 to $81,914 in 2002. This was primarily due to the increase of non cash charges to operations during 2002 from common stock issuances and the unrealized loss provision for the land held for sale.

Management projects that the first quarter 2003 revenues will be equal to or exceed those of the same period in 2002.  In addition, during the first quarter of 2003, the Company has received a software purchase commitment and deposit from a significant multi-facility long term care company and this revenue should be recognized during the second quarter of 2003. In addition, this commitment will provide additional revenues from the license commitment and hard copy menu services to each of the facilities.

Among the Company’s liabilities at December 31, 2002 and 2001 is an obligation to the Internal Revenue Service for unpaid employee payroll withholding taxes for the years 1998 and 1999 and the first quarter of 2000. As of January 12, 2001, the Department of Treasury notified the Company that the total obligation, including penalty and interest, was $720,975. During 2000, the Company entered into a scheduled monthly payment agreement with the Internal Revenue Service that included the payment of certain lump sum installments during the years 2001 and 2002. As of December 31, 2001, the Company had remitted $165,000 as payments under this settlement agreement and continued to remit $5,000 monthly payment installments. On September 20, 2001, the Company submitted to the Department of Treasury an offer in compromise of $300,000 payable in twenty four monthly installments of $12,500 as a proposed settlement of the entire obligation based on the financial impairment of the Company and the installment agreement was terminated. There can be no assurance that the Internal Revenue Service will accept this offer, although Management is confident that an amount will be compromised that will be significantly lower than the obligation recorded at December 31, 2002. In the event of rejection, the Internal Revenue Service may elect to demand payment of the remaining obligation or request a reinstatement of a modified settlement agreement. In the opinion of Management, the Company may not be in a financial position to comply with this demand and would have to significantly reduce services that in turn may significantly reduce future revenues and impair existing marketing relationships. During the first quarter of 2003, the Internal Revenue Service completed its field valuation of the Company’s assets and liabilities, and a notice from the Department of Treasury regarding determination of the offer in compromise is anticipated by the Company during the second quarter of 2003. In addition, the Company has not remitted payroll tax deposits of $34,220 related to the third and fourth quarters of 2002 that is recorded at December 31, 2002 in addition to the amount subject to the offer in compromise.  In order for the Company to be eligible for the offer in compromise, it must be current with all payroll tax obligations subsequent to the first quarter of 2000. Although the Company intends to remit these deposits to remain eligible, there can be no assurance that the Company will be able to do so.

Due to the Company’s limited access to capital, negative worth, continuing operating deficits, and the downturn in economic indicators, there can be no assurance given that the Company will achieve or maintain profitability or generate sufficient cash in future periods to sustain its business. This future must be considered given in light of the risks frequently encountered by companies having similar negative working capital and limited financial resources. To address these risks, Management must maintain sufficient liquidity to effectively manage the Company’s working capital to fund operations, continue to enhance existing products and services, maintain existing and develop new marketing relationships, implement and successfully execute the business and marketing strategy, develop new strategic alliances, provide superior customer service, respond to competitive developments, and retain, motivate and acquire qualified personnel.

The Company has a significant amount of debt outstanding and may need to access additional debt financing to restructure the timing of its required principal and interest payments. At December 31, 2002, the Company had $1,329,916 of current and long term debt obligations, primarily to officers, shareholders and affiliates. While this related party debt provides for a certain flexibility in restructuring payments when required, there can be no assurance that these related parties will continue to renegotiate terms. The total level of debt could impair the Company’s ability to obtain additional financing, require the Company to dedicate a substantial portion of its cash flow from operations to the payment of principal and interest, impair our ability to react rapidly to a change in market conditions and make the Company more vulnerable if there is a continued downturn in general economic conditions.

There can be no assurance that Management will be successful in remedying these risks and the failure to do so would have a further material adverse effect on our business, financial condition and results of operations. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast given the length of the sales cycle in the assisted living and nursing care industry due to current constrained federal and state reimbursement policies and the continued reliance by the industry on manual systems. Accordingly, any significant shortfall in sales or collections would have an immediate adverse effect on the Company’s business, financial condition and results of operations.

On January 24, 2003, the Company Board of Directors adopted a resolution to authorize a corporate restructuring, including moving its state of incorporation from Nevada to Delaware. The Board determined that this restructuring is in the best interests of the Company and its shareholders. A preliminary draft of the 14C Information Statement describing the transaction has been filed on March 3, 2003 with the Securities and Exchange Commission. The restructuring contemplates, among other things, the issuance of a Series A Convertible Preferred Stock convertible into Delaware common stock, the right of the shareholders not receiving the Series A Convertible Preferred Stock to receive one share of Delaware common stock for each forty shares of Nevada common stock and the adoption of a 2003 Directors, Officers and Consultants stock option, stock warrant and stock award plan. It is contemplated, upon completion of the restructuring, that the Company will enter into consulting agreements providing for the issuance of approximately 6,750,000 shares of registered common stock and warrants to acquire 2,500,000 shares of registered common stock at exercise prices ranging from $.002 to $.50. If all of these warrants are exercised, the Company will receive approximately $500,000 of invested capital for its corporate purposes.

RESULTS OF OPERATIONS

TOTAL REVENUES

Revenues for the year ended December 31, 2002 were $1,203,273 that represents a decrease of $385,209 (24.3%) from revenues of $1,588,482 for the year ended December 31, 2001. Dietary services and supplies revenues decreased to $567,865 for the year ended December 31, 2002 from $592,760 for the year ended December 31, 2001 which represents a 4.2% decrease. Software sales and rental revenues decreased to $635,408 for the year ended December 31, 2002 from $995,722 for the year ended December 31, 2001 which represents a 36.2% decrease.

Dietary services and supplies revenues decreased $24,895 for the year ended December 31, 2002 over the same period in the prior year due to a decrease of hard copy menu services of $9,223, a reduction of $4,142 in data entry services and a $11,530 reduction in revenues from menus and forms. The Company projects that dietary services and supplies revenues will increase during the year 2003 due to a new multi-facility hard copy menu service customer.  The software sales and rental revenues significantly decreased during the year ended December 31, 2002 by $360,314 from the same twelve month period in 2001 primarily because there were $275,000 in private license bulk purchases by one food distributor in 2001. In addition during 2002 DOS revenues decreased $8,618, fees related to program services decreased $31,300, direct software sales decreased by $90,209 offset by an increase in support revenues of $51,317 over the same twelve month period during 2001. The Company believes that direct software sales during 2003 will return to 2001 sales levels but, however, bulk license revenues may not be realized during 2003.

COST OF REVENUES

Total cost of revenues decreased to $674,070 for the year ended December 31, 2002 which represents a 4.0% decrease over cost of revenues of $702,272 for the year ended December 31, 2001. 2001 software sales and rental cost of revenues of $196,518, as originally reported at December 31, 2001, increased to $490,103 due to a $293,585 reclassification of software amortization from an operating expense to software sales and rental cost of revenues. The Company’s gross profit of $529,203 (44.0% gross profit margin) for the year ended December 31, 2002 is a 11.8% gross profit margin decrease over the gross profit of $886,210 (55.8% gross profit margin) during the year ended December 31, 2001.

Dietary services and supplies cost of revenues for the year ended December 31, 2002 of $199,533 decreased from $212,169 for the year ended December 31, 2001 which represents a 6.0% decrease. Software sales and rental cost of revenues for the year ended December 31, 2002 of $474,537 decreased 3.2% from $490,103 during the year ended December 31, 2001. The gross profit margin of dietary services and supplies of $368,332 and gross profit margin of 64.9% during the year ended December 31, 2002 decreased from $380,591 and gross profit margin of 64.2% during the year ended December 31, 2001. The gross profit margin of software sales and rental of $160,871 and gross profit margin of 25.3% for the year ended December 31, 2002 decreased from $505,619 and gross profit margin of 50.8% during the year ended December 31, 2001.

The dietary services and supplies cost of revenues decrease of $12,636 during the year ended December 31, 2002 from the same period during 2001 is primarily attributable to a reduction of $11,975 in the use of consulting dietitians. The software sales and rental cost of revenues decrease during the year ended December 31, 2002 of $15,566 from the same period during 2001 is primarily attributable to the elimination of one support person during the fourth quarter of 2002, an increase during 2002 in programming costs of $14,980 and a reclassification of a salary related to one person from software sales and rental in 2001 to dietary services and supplies during 2002. The gross profit margin related to software sales and rental decreased from 50.8% during 2001 to 25.3% during 2002 due to 2001 bulk license revenues of $275,000 that have minimal cost of revenues associated with those sales.

SALES AND MARKETING EXPENSES

For the year ended December 31, 2001, sales and marketing expenses were $53,917 or 4.5% of revenue, a decrease from $69,740 or 4.4% of revenue for the year ended December 31, 2001. The net decrease of $15,823 in expense during the year ended December 31, 2002 is primarily due to an approximate reduction of $10,090 in trade show expense due to the Company’s participation in one trade show during 2002 compared to two during 2001, a $2,377 reduction in marketing salaries and a reduction in direct advertising of $2,196. During the year 2002, the Company acquired the services of an Internet communication company that allows for sales presentations interfaces of our products and services directly on line, thereby eliminating the necessity of travel to the customer location. The Company’s primary marketing representatives are network alliance relationships, primarily in the food service industry, thereby the Company does not require significant marketing staffing.

GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 31, 2002, general and administrative expenses were $1,141,346 or 94.9% of revenue, an increase from $800,562 or 50.4% of revenue for the year ended December 31, 2001. The Company increased its general and administrative expenses $340,784 during the year 2002 primarily due to $309,766 expenses related to public relation activities. Of this $309,766 expense, $108,000 was a cash expenditure and the remaining $201,766 expense was stock compensation for services.  The remaining $31,018 increase during 2002 was related to a $31,050 credit issued during 2001 to the Company for prior research and development programming services. Significant other increases during 2002 as compared to 2001 are as follows: travel costs of $7,386 primarily related to working with promotion services , outside professional services of $6,279, equipment repairs of $2,322, cleaning services of $5,365, audit services of $23,835, legal costs of $30,745 primarily related to review of SEC filings and research related to compliance with providing requested communications housed by the Company but not belonging to or directed to the Company, and maintenance and repair of $3,697. Significant other decreases during 2002 as compared to 2001 are as follows: officer salaries of $25,531 due to compensation reductions, office staff salaries of $10,480, in- house consultants of $6,495 due to a compensation reduction, automobile mileage reimbursement of $4,906, bad debt expense of $4,123, office utilities of $3,299 due to improved conservation measures, bank service charges of $1,204 due to improved cash positions and business and property taxes of $12,752 related to an adjustment to the real estate taxes of the investment in land.

The Company will remain aggressive in decreasing general and administrative expenses if additional capital is not procured by decreasing again certain management compensation levels. Because certain employees received overdue compensation increases during 2003, it may be necessary to significantly reduce or eliminate the Company’s employee health benefits that are approximately $100,000 per year. However, this action may cause certain employees to seek other employment that provides these benefits. Management must consider the benefits of being a fully reporting Company in relation to the expense incurred. Without the prospect of near term profitability, this reporting and related expense may be deferred until such time as the Company is in a financial position to absorb the costs associated with this status.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2002, depreciation and amortization expenses were $22,711 which is a decrease from $28,323 for the year ended December 31, 2001. The decrease of $5,612 during 2002 is primarily due to the completed depreciation during 2001of certain equipment. Prior to the year 2002, the Company classified amortization of software costs as an operating expense. During the year 2002, this expense of $293,585 was properly classified as a software sales and rental cost of revenues and for the year 2001 this expense of $293,585 was reclassified from an operating expense to a software sales and rental cost of revenues.

INTEREST EXPENSE

For the year ended December 31, 2001 interest expense was $140,855 which is an increase from $122,862 for the year ended December 31, 2001. The increase of $17,993 during the year 2002 as compared to the year 2001 is primarily attributable to a reduction of $18,800 during 2001 of the interest provision related to payroll tax obligations.

GAIN FROM DEBT SETTLEMENT

During the year 2002, the Company successfully negotiated a settlement of an outstanding creditor obligation that reduced the recorded obligation by $30,294.

UNREALIZED LOSS - INVESTMENT IN LAND

For the year ended December 31, 2002, the Company recorded a permanent dimunition of $127,300 in the carrying cost of the land held for investment to reflect the Company’s asking sales price of $150,000, net of broker commissions.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires additional capital to reorganize and refinance certain of its debt obligations. It continues to be difficult to obtain bank financing or other public/private investment necessary. Our common stock is valued at $.01 at December 31, 2002 and with limited trading volume, it is highly unlikely that the Company will be able to access the equity markets. As a consequence, during 2002, the Company failed to remit payroll obligations related to the second, third and fourth quarters of 2002. As of March 10, 2003, approximately $34,000 of payroll tax obligations remain outstanding related to the year 2002.

For the year ended December, 31, 2002 the Company’s total liabilities of $2,941,353 (an increase of $120,181 over 2001) exceed its total assets of $524,710. In addition, the Company’s current liabilities at December 31, 2002 of $1,363,894 (a decrease of $105,938 from 2001) exceed current assets of $187,370 or a working capital deficit of $1,176,524.  This working capital deficit is primarily comprised of payroll tax obligations of $655,672 and accrued interest of $301,655. Payments towards these obligations for the most part is suspended due to the offer in compromise proposal submitted to the Department of Treasury related to the payroll tax obligations (see above and below) and that $297,115 of the accrued interest balance is primarily related to related parties. The Company has sustained operating losses for each of the past five years and has at December 31, 2002 an accumulated deficit of $7,930,520. The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates as well as the failure to remit payroll tax obligations. At December 31, 2002, the Company has a payroll tax obligation to the Internal Revenue Service of $655,672. In accordance with a settlement agreement, the Company was obligated to remit certain scheduled monthly payments and during the year 2001 remitted payments of $165,000.  During 2002, the Company submitted an offer in compromise to the Department of Treasury to settle the outstanding obligation related to the years 1998, 1999, and 2000, and the previously negotiated settlement agreement payments are suspended. The Company has offered a settlement proposal of twenty four monthly installments of $12,500 as full payment of these years’ obligations. The Company believes that it will receive a favorable ruling from the Internal Revenue Service during 2003 regarding this issue. At December 31, 2002, and during the first quarter of 2003 monthly operating expense and debt obligations continue to exceed monthly revenues. These liquidity issues resulted in the Company’s auditor issuing a going concern opinion for the year ended December 31, 2002.

During the year 2002, the Company increased its total liabilities from $2,821,172 at December 31, 2001 to $2,941,353 at December 31, 2002. Current liabilities at December 31, 2002 are $1,363,894 which is a reduction of $105,938 from the current liabilities of $1,469,832 at December 31, 2001. This reduction is primarily a result of a decrease at December 31, 2002 of the following current liabilities as compared to December 31, 2001: Current portion of convertible debentures decreased $17,071; Current portion of notes payable to officers, shareholders and affiliates decreased $88,521; Current portion of long-term and credit lines decreased $83,289; Accounts payable decreased $19,283; and Accrued expenses decreased $22,267. Increases in current liabilities at December 31, 2002 as compared to December 31, 2001 are as follows: Payroll tax obligations increased $56,069; Accrued interest increased $60,608 primarily due to an annual $50,000 accrued interest provision for an affiliate obligation of $500,000; and advances from officers and affiliates increased $7,816.

Total assets at December 31, 2002 of $524,710 decreased $466,830 from the total assets at December 31, 2001 of $991,540. This decrease, as compared to 2001 balances, is primarily due to the $293,585 annual amortization of capitalized software development costs related to the Company’s proprietary dietary software. Accounts receivable-trade at December 31, 2002 decreased $40,137; Prepaid expenses and other current assets increased $2,684 and Property and Equipment decreased $17,287; and Land held for sale, net decreased $127,300 as a result of an unrealized loss provision related to the permanent impairment of the fair market value of the land.

The Company’s net cash used in operating activities increased from a $14,856 cash used for the year ended December 31, 2001 to a cash used of $81,914 for the year ended December 31, 2002. The Company’s net loss from operations of $934,458 significantly increased for the year ended December 31, 2002 as compared to the net loss from operations of $139,086 for the year 2001. During the year 2001, non cash items charged to operations were depreciation and amortization of $321,908, provision for bad debt of $16,756, common stock issued for employee compensation of $31,955 and common stock issued with convertible debenture of $7,500. During the year 2002, non cash items charged to operations were depreciation and amortization of $316,296; unrealized loss provision - land held for sale of $127,300; provision for bad debt of $12,633; common stock issued for employee compensation of $19,705 and common stock issued for services of $219,742 . Additional material cash flows from operations during 2002 were: Accounts receivable - trade decreased $27,504 (increased $37,407 in 2001); Accounts payable - trade decreased $19,283 (decreased $169,922 during 2001); Payroll tax obligations increased $56,069 (decreased $138,745 during 2001); Accrued expenses decreased $22,267 (decreased $26,677 during 2001); and Deferred Compensation increased $56,921 (increased $68,985 during 2001). Cash flows used in investing activities for the year ended December 31, 2002 was $5,424 ($19,184 during 2001), both years related to purchases of property and equipment. Cash flows provided by financing activities increased to $96,133 for the year ended December 31, 2002 from $46,881 for the year ended December 31, 2001. During the year 2002, the Company received $20,932 proceeds from convertible debentures ($116,410 during 2001); increased advances from officers and affiliates by $7,816 (decreased $22,571 during 2001); remitted payments on convertible debentures of $1,805 ($27,270 during 2001); received proceeds from notes payable to officers, shareholders and affiliates of $25,000 ($48,570 during 2001); remitted payments on notes payable to officers, shareholders and affiliates of $83,723 ($18,630 during 2001); received proceeds from credit lines and long-term debt of $50,000 ($0 during 2001) remitted payments on credit lines and long-term debt of $30,087 ($49,628 during 2001) and received $108,000 proceeds from the exercise of employee stock options.

The net increase in cash and cash equivalents for the year ended December 31, 2002 was $8,795 as compared to a net increase in cash and cash equivalents of $12,841 for the year ended December 31, 2001.

The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates, and deferment of payment of payroll tax obligations. The Company’s ability to sustain operations is dependent upon additional investment capital or significant increases in revenues. The Company has limited cash and credit available and may not be able to raise additional financing or establish lines of credit. Additional shareholder, officer and affiliates debt financing also may not be available. The Company’s stock price at December 31, 2002 of $.01 severely limits its access to capital from the equity markets. The Company is substantially reliant on alliances with three major food distributors and the termination of any one of these relationships would have a substantial immediate liquidity effect on the Company’s business.

Without financing, Management does believe that the Company can sustain operations by increasing software sales and rental revenues. However, the Company may have to reduce salaries and/or suspend providing certain employee benefits, primarily health insurance in order to meet its other operating obligations. This action, if taken, may result in the loss of certain key employees. It can not be determined whether the loss of any employees can be replaced in a timely manner in order not to disrupt business. The Company believes that 2003 revenues will increase over those of 2002, but this increase, if realized, may not be sufficient to meet the Company’s outstanding obligations, including payroll tax obligations without a significant debt restructuring. Accordingly, the Company’s auditor continues to issue a going concern opinion regarding the ability of the Company to continue to sustain operations.

ITEM 7. FINANCIAL STATEMENTS (See Attached)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has engaged the following Certified Public Accounting firm as its auditors: KBA Group LLP 14160 Dallas Parkway, Ninth Floor, Dallas, Texas 75240. This firm is the result of a merger of two accounting firms, one of which was the Company’s former auditor, King Griffin & Adamson P.C. The Company filed an 8-K on March 7, 2003 as notification of this change, which was due to the accountant’s name change.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company’s Executive Officers, Directors and Significant Management Consultants are as follows:

C. Scott Sykes, Jr. 63, Chairman of the Board and President, has over 30 years experience in the health care industry. Mr. Sykes became associated with the Company when, in January 1998, he bought a controlling interest in the Company from the two co-founders. From 1994 until 1999, Mr. Sykes was “of counsel” to the Chicago law firm of Gardner Carton and Douglas. From 1989 to 1994, Mr. Sykes was Senior Vice President and General Counsel of VHA, Inc., Irving, Texas, one of the country’s largest healthcare organizations. Mr. Sykes graduated from The University of Virginia in 1962 with a B.A. and from that same University in 1965 with a LLB degree. Mr. Sykes is the largest shareholder in SureQuest Systems, Inc.

Stan Janczyk 56, Chief Financial Officer, Treasurer and Secretary, was appointed Chief Financial Officer and Treasurer of the Company in March 2000. He was appointed Secretary in 2003. Prior to these offices, he maintained a financial consulting and tax practice, including serving as a consulting Chief Financial Officer to the Company from 1998 to March 2000. He was President of a closely held marketing company in Dallas, Texas, serving in that capacity from 1995 to 2000. From 1993 to 1995, he served as President of International Insurance Services, a multi-state insurance brokerage company in Dallas, Texas. From 1990 to 1993, Mr. Janczyk served as a financial consultant, specializing in the insurance industry. From 1980 to 1989, he was involved as a financial officer in the life and health insurance industry. He received his Certified Public Accountant certificate in Illinois in 1976, having served as manager with the firm of Grant Thornton in Chicago, Illinois and Oklahoma City, Oklahoma from 1974 to 1979. He graduated from Indiana University in 1974, receiving a B.S. in Business.

Alma Sudderth 47, Director, began her term as a Director in 1991. Ms. Sudderth is one of the co-founders of the Company. She has been employed by the company since 1989 and served as a vice president until January 1998 when Mrs. Sudderth was named President of the SureQuest Systems Inc., a Texas corporation and predecessor to the Company. From January 2000 to the present, Ms. Sudderth serves as an Industry Market Leader for the Company and heads the sales/marketing division, and is responsible for several of the Company’s significant strategic alliances. From February 1989 until January 1998, Ms. Sudderth was an Executive Vice-President of the Company. Ms. Sudderth is a Registered Dietitian. She graduated from the University of Tennessee in 1977 with a BS, majoring in Dietetics and in 1978 with a Masters of Science, majoring in Food Science.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to certain executive officers of the registrant for the three years ended December 31, 2002. Directors are not paid or reimbursed for attending meetings, other than out of pocket travel costs.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION		LONG TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY	NUMBER OF OPTIONS	ALL OTHER (1) COMPENSATION
C. Scott Sykes, Jr.,	2002	$39,998	0	$56,921
Chairman and President	2001	$31,015	0	68,985
	2000	0	0	100,000

(1) The stockholders of the Company approved an annual salary of $100,000 for Mr. Sykes, deferred portion of which he is permitted to convert into common stock of the Company at a conversion price equal to the closing price of the stock at the last business day of the year in which the salary was due. During August 2001, the Company began to compensate Mr. Sykes a monthly cash stipend of $6,666 that was terminated July 1, 2002 at which time he resumed his $8,333 monthly deferred compensation. As of December 31, 2002, Mr. Sykes has the right to convert the total amount of deferred compensation of $430,788 to 15,269,194 shares of the Company’s common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF THE COMPANY

BENEFICIAL OWNER	NUMBER OF SHARES OWNED	% OUTSTANDING

C. Scott Sykes, Jr.(1)	9,843,397	23.8%
Charles S. Sykes Irrevocable Trust(1)	550,000	1.3%
Estate of Lois F. Sykes(1)	2,552,617	6.2%
Alma Sudderth(2)	1,341,058	3.3%
Stan Janczyk	919,324	2.2%
Public Ownership	26,119,290	63.2%
As of December 31, 2002: TOTAL	41,325,686	100.00%

(1) Mr. Sykes owns directly 1,960,548 shares of the Company’s common stock and indirectly 7,822,849 shares through VIG Holdings, LLC, a limited liability company, which as sole member, he beneficially controls. The Charles S. Sykes Irrevocable Trust was initiated by Mr. Sykes’ father’s Trust and is controlled by his mother, Kate F. Sykes, as trustee. All of the shares in the Estate of Lois F. Sykes are beneficially held on behalf of Mr. Sykes’ son.

(2) Number of shares reflects those owned directly by Mr. and Ms. Sudderth and by all their immediate family members.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTIES

In June 1998 the Charles S. Sykes Irrevocable Trust loaned to the Company the sum of $500,000. The Trust was given a secured promissory note for simple interest at the rate of ten percent (10%) per annum with the principal and all accrued interest due at maturity on January 1, 2001. The whole amount of the note is secured by the tangible and intangible personal property of the Company. The Trust agreed to extend the maturity of the note to January 1, 2004.

Also in September 1998, C. Scott Sykes, Jr. in order to reduce the cash flow requirements of the Company, personally guaranteed certain indebtedness in the sum of $93,056 owed to Ms. Dianne Lindahl, a former Company employee and a current shareholder. As of December 31, 2002 the balance of the indebtedness is $43,435.

During the year 2000, an officer of the Company assigned an automobile lease to the Company for use by a Company employee. The Company incurred $1,540 expense related to this lease for the year ended December 31, 2001. The lease terminated March 2001.

During the year 2001, the Company issued to Mr. Sykes a $48,570 unsecured promissory note in exchange for $48,570. Terms of the note are monthly interest and principal payments of $3,488 beginning January 20, 2002 with a final payment of $3,006 on March 20, 2003. The note bears a simple interest of 10%. The balance at December 31, 2002 is $16,551

During the year 2002, the Company issued a $25,000 note bearing 12% to an affiliate of an employee in exchange for $25,000. No interest or principal payments are due until maturity. The note matures March 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

2.1 Information statement relating to the reincorporation in Delaware by the merger of SureQuest Systems, Inc. (a Nevada corporation) into SureQuest Systems, Inc. (a Delaware corporation)

–                 incorporated by reference to SureQuest Systems, Inc.’s current report on Form Pre14c dated March 3, 2003.

4.1 2002 Stock Option and Grant

–                 incorporated by reference to SureQuest Systems, Inc.’s current report on Form 8-K dated February 21, 2002 and related S-8 filing dated February 7,2002

16.1 Change in Registrant’s Certifying Accountant

–                 incorporated by reference to SureQuest Systems, Inc. current report on Form 8-K dated March 7, 2003.

(b)         Reports on Form 8-K

On February 7, 2002, the Company filed a S-8 Registration Statement with respect to the Company’s Stock Option and Grant Plan. The S-8 Registration Statement authorized the issuance of 5,000,000 common shares and the Plan was incorporated in the 8-K filing dated February 21, 2002.

On March 7, 2003, the Company filed an 8-K as notification of a change in the Registrant’s Certifying Accountant due to a merger by the predecessor Accountant and a resultant name change.

Certifications

Certification as to review of the December 31, 2001 and 2002 accompanying annual financial statements by C. Scott Sykes, Jr., Chief Executive Officer

Certification as to review of the December 31, 2001 and 2002 accompanying annual financial statements by Stanley Janczyk, Chief Financial Officer

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. CONTROLS AND PROCEDURES

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on this Form 10KSB and authorize this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, State of Texas on March 31, 2003.

SureQuest Systems, Inc., a Nevada Corporation

(Registrant)

Date March 31, 2003	By	/s/ C. Scott Sykes, Jr.
C. Scott Sykes, Jr. President

	By	/s/ Stan Janczyk
Stan Janczyk, CFO

(1)          Print the name and title of the signing officer under his or her signature.

Certifications

I, C.Scott Sykes, Jr. certify that:

1.             I have reviewed this annual report on Form 10-KSB of SureQuest Systems, Inc. and Subsidiaries;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ C.Scott Sykes, Jr.
C.Scott Sykes, Jr.
Chief Executive Officer

I, Stanley Janczyk, certify that:

1.             I have reviewed this annual report on Form 10-KSB of SureQuest Systems, Inc., and Subsidiaries;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Stanley Janczyk
Stanley Janczyk
Chief Financial Officer

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FOR YEARS ENDED DECEMBER 31, 2002 and 2001

TABLE OF CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of SureQuest Systems, Inc.

We have audited the accompanying consolidated balance sheets of SureQuest Systems, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SureQuest Systems, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As described in Note 3, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses of $934,458 and $139,086 for 2002 and 2001, respectively. Additionally, at December 31, 2002, the Company’s current liabilities exceeded its current assets by $1,176,524 and its total liabilities exceeded its total assets by $2,416,643. At December 31, 2002, total liabilities include $655,672 of payroll tax obligations and related penalties and interest relating to 1998 and 1999, the first quarter of 2000 and the second, third and fourth quarters of 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Unless the Company increases cash flows from operations or obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. Management’s plans as they relate to these issues are also explained in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBA GROUP LLP

Dallas, Texas

March 10, 2003

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31, 2002	DECEMBER 31, 2001

CURRENT ASSETS
Cash and cash equivalents	$25,380	$16,585
Accounts receivable – trade, less allowance for doubtful accounts of $25,897 and $25,142 at December 31, 2002 and 2001, respectively	146,356	186,493
Prepaid expenses and other current assets	15,634	12,950
Total current assets	187,370	216,028

PROPERTY AND EQUIPMENT
Computer equipment	181,669	178,492
Office furniture and fixtures	13,871	13,871
Office and other equipment	44,911	42,664
Leasehold improvements	62,357	62,357
	302,808	297,384
Less: accumulated depreciation and amortization	(256,160)	(233,449)
Net property and equipment	46,648	63,935

OTHER ASSETS

Land held for sale, net	150,000	277,300
Capitalized software development costs, net of accumulated amortization of $1,907,495 and $1,613,909 at December 31, 2002 and 2001, respectively	134,561	428,146
Other	6,131	6,131
Total other assets	290,692	711,577

TOTAL ASSETS	$524,710	$991,540

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	DECEMBER 31, 2002	DECEMBER 31, 2001
CURRENT LIABILITIES
Current portion of convertible debentures	$11,932	$29,003
Current portion of notes payable to officers, shareholders and affiliates	111,098	199,619
Current portion of long-term debt and credit lines	60,215	143,504
Accounts payable – trade	177,044	196,327
Payroll tax obligations	655,672	599,603
Accrued expenses	38,462	60,729
Accrued interest	301,655	241,047
Advances from officers and affiliates	7,816	—
Total current liabilities	1,363,894	1,469,832

CONVERTIBLE DEBENTURES, net of current portion	219,638	183,440
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES, net of current portion	808,707	778,909
LONG-TERM DEBT, net of current portion	118,326	15,124
DEFERRED COMPENSATION	430,788	373,867
Total liabilities	2,941,353	2,821,172

COMMITMENTS AND CONTINGENCIES (Notes 3 and 12)	—	—

SHAREHOLDERS’ DEFICIT
Preferred Stock – $.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common Stock – $.001 par value, 50,000,000 shares authorized, 41,325,686 and 35,880,840 issued and outstanding at December 31, 2002 and 2001, respectively	41,326	35,881
Additional paid-in capital	5,472,551	5,130,549
Accumulated deficit	(7,930,520)	(6,996,062)
Total shareholders’ deficit	(2,416,643)	(1,829,632)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$524,710	$991,540

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2002	YEAR ENDED DECEMBER 31, 2001
Revenues
Dietary services and supplies	$567,865	$592,760
Software sales and rental	635,408	995,722
Total revenues	1,203,273	1,588,482

Cost of revenues
Dietary services and supplies	199,533	212,169
Software sales and rental	474,537	490,103
Total cost of revenues	674,070	702,272
Gross profit	529,203	886,210

Operating expenses
Sales and marketing	53,917	69,740
General and administrative	1,141,346	800,562
Depreciation and amortization	22,711	28,323
Total operating expenses	1,217,974	898,625

Loss from operations	(688,771)	(12,415)

Other income (expense)
Interest expense	(140,855)	(122,862)
Tax penalties	(7,826)	(3,182)
Gain from debt settlement	30,294	—
Unrealized loss on land held for sale	(127,300)	—
Other, net	—	(627)
Total other expense, net	(245,687)	(126,671)
Net loss before income tax provision	(934,458)	(139,086)

Income tax provision	—	—
Net loss	$(934,458)	$(139,086)

Basic and diluted net loss per weighted average share of common stock outstanding	$(0.02)	$(0.00)

Weighted average number of shares of basic and diluted common stock outstanding	39,720,572	34,135,800

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Number of Issued Shares	Common Stock Amount	Additional Paid-In Capital	Total Accumulated Deficit	Shareholders’ Deficit
Balance at January 1, 2001	32,407,257	$32,407	$5,094,568	$(6,856,976)	$(1,730,001)

Common stock issued as compensation	1,597,201	1,597	30,358	—	31,955
Common stock issued with convertible debenture	250,000	250	7,250	—	7,500
Common stock cancelled	(190,833)	(190)	190	—	—
Common stock issued in conjunction with debt covenant terms (see note 15)	1,817,215	1,817	(1,817)	—	—
Net loss for year				(139,086)	(139,086)
Balance at December 31, 2001	35,880,840	35,881	5,130,549	(6,996,062)	(1,829,632)

Common stock issued as compensation	679,000	679	19,026	—	19,705
Common stock issued as payment for consulting services	4,015,846	4,016	215,726	—	219,742
Common stock options exercised	750,000	750	107,250	—	108,000
Net loss for year				(934,458)	(934,458)

Balance at December 31, 2002	41,325,686	$41,326	$5,472,551	$(7,930,520)	$(2,416,643)

The accompanying notes are an integral part of this consolidated financial statement.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2002	YEAR ENDED DECEMBER 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(934,458)	$(139,086)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,711	28,323
Amortization of software expense	293,585	293,585
Unrealized loss on land held for sale	127,300	—
Provision for bad debt	12,633	16,756
Common stock issued as employee compensation	19,705	31,955
Common stock issued for services	219,742	—
Common stock issued with convertible debentures	—	7,500
(Increase) decrease in
Accounts receivable – trade	27,504	(37,407)
Prepaid expenses and other current assets	(2,684)	(1,321)
Other assets	—	1,596
Increase (decrease) in
Accounts payable – trade	(19,283)	(169,922)
Payroll tax obligations	56,069	(138,745)
Accrued expenses	(22,267)	(26,677)
Accrued interest	60,608	49,602
Deferred compensation	56,921	68,985
NET CASH USED IN OPERATING ACTIVITIES	(81,914)	(14,856)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,424)	(19,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease)in advances from officers and affiliates	7,816	(22,571)
Proceeds from convertible debentures	20,932	116,410
Payments on convertible debentures	(1,805)	(27,270)
Proceeds from notes payable to officers, shareholders and affiliates	25,000	48,570
Payments on notes payable to officers, shareholders and affiliates	(83,723)	(18,630)
Proceeds from credit lines and long-term debt	50,000	—
Payments on credit lines and long-term debt	(30,087)	(49,628)
Proceeds from stock options exercised	108,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	96,133	46,881

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,795	12,841

Cash and cash equivalents at beginning of year	16,585	3,744

Cash and cash equivalents at end of year	$25,380	$16,585

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID

Interest paid on borrowings	$80,000	$73,000
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc., is a publicly traded company, and was incorporated under the laws of the State of Nevada on August 19, 1941. SureQuest Systems, Inc. is in the business of providing dietary services, supplies and consulting, and developing and selling dietary proprietary management software products. Primary customers include hospitals, nursing homes and assisted living facilities in the United States and Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of SureQuest Systems, Inc. and its wholly-owned subsidiaries, collectively referred to as “the Company”. All significant inter-company transactions have been eliminated.

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less when purchased to be cash and cash equivalents.

Accounts Receivable and Revenue Recognition

The Company’s revenue recognition policies are consistent with the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2, software revenue recognition, and SOP 98-9 which is a modification of SOP 97-2 and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition”. SAB 101 summarizes certain aspects of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements.  Revenue is recognized at the time services are performed or goods are shipped, except for revenue from software licenses purchased by “private label” distributors, which is recognized when payment is received due to the uncertainties of the customer commitment. Certain of the Company’s customers operate under the terms of thirty day open ended rental agreements cancelable by either party with thirty days notice. In the normal course of business, the Company extends unsecured credit to virtually all of its rental and menu form customers. The Company provides for an allowance for bad debt for those accounts considered doubtful of collection.

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful life (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the remaining estimated useful life of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred. Depreciation expense for the years ended December 31, 2002 and 2001 was $9,901 and $15,513, respectively. Leasehold improvements are capitalized and amortized over the shorter of the life of the improvement or the remaining life of the lease. Amortization expense for the years ended December 31, 2002 and 2001 related to leasehold improvements is $12,810 and $12,810, respectively.

Capitalized Software Costs

The Company classifies the costs of planning, designing and establishing the technological feasibility of a computer software product as research and development costs and charges these costs to expense when incurred. After technological feasibility has been established, i.e. the Company has a working model in use, costs of producing a marketable product and product masters are capitalized and amortized on a product-by-product basis using the straight-line method over the estimated life of the product (5 years). Subsequent software updates and modifications are expensed as incurred. Quarterly, the Company evaluates the recoverability of the carrying value of the capitalized software costs by comparing the unamortized capitalized costs to the net realized value, as determined by an undiscounted cash flow analysis. The amount by which the carrying value exceeds the net realizable value, if any, is written off. Cost of maintenance and customer support is charged to expense as incurred. During 2002 the Company has reclassified the presentation of “amortization of software expense” from an operating expense to “software sales and rental” cost of revenues. Accordingly, this reclassification was also applied to the accompanying 2001operating statement that increased “software sales and rental” cost of revenues by $293,585 with an accompanying reduction of depreciation and amortization expense by the same amount.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value. During the year 2002, the Company had determined that there was a permanent decline in the carrying value of the land held for sale. Accordingly, the Company recognized a $127,300 unrealized loss in the Consolidated Statement of Operations for the year ended December 31, 2002 to reflect the land’s revised estimated fair market value of $150,000.

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

Loss Per Share

Basic loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. The common stock equivalents are not included in the diluted loss per share for 2002 and 2001 as they are antidilutive.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company’s stock over the exercise price.  Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123," the net loss and loss per share would not have significantly differed from reported net loss.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Recent Accounting Pronouncement

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148 and the adoption of this standard had no material effect on the Company’s financial position, cash flows or results of operations.

Reclassifications

Certain 2001 amounts have been reclassified to conform to 2002 presentation.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $934,458 and $139,086 during the years ended December 31, 2002 and 2001, respectively and cash used by operating activities for the same periods aggregated $81,914 and $14,856, respectively. Additionally, current liabilities at December 31, 2002 of $1,363,894 exceed current assets of $187,370 and total liabilities at December 31, 2002 of $2,941,353 exceed total assets of $524,710. The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to increase market penetration to increase revenues.  The Company intends to obtain capital primarily through debt financing. There can be no degree of assurance given that the Company will be successful in obtaining additional financing or that the Company will increase revenues to be profitable in the near future.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - CAPITALIZED SOFTWARE COSTS

The Company has two software packages, a DOS based package that was developed internally, and a Windows based package that was purchased during 1998. The DOS package is primarily targeted to customers interested in more simple dietary applications and prefer monthly rental agreement payment terms. The Windows based package offers single and multi-user versions and is primarily the product of choice for the Company’s product and services distribution alliances. The DOS package was fully amortized at December 31, 2000. Amortization expense related to the Windows package is $293,585 for each of the years 2002 and 2001.

NOTE 5 - CONVERTIBLE DEBENTURES

During 2001 and during October 2002, the Company extended terms of two debentures. The first debenture was issued during 2001 and bears annual interest of 10%. Extended terms of repayment include monthly interest only payments of $780 through August 2003. Beginning September 2003 and payable each month thereafter for a period of 58 months, the Company will remit monthly principal and interest payments of $1,986 and a final payment of $1,990 on August 1, 2008.  During 2001, the holder was issued 250,000 common shares and warrants to purchase 125,000 common shares at $.04 per share that originally expired February 28, 2003 which term was extended to February 27, 2005. This debenture is secured by the Company’s accounts receivable.  The principal balance of this debenture at December 31, 2002 is $93,640 and includes capitalized interest of $9,622. The second debenture is unsecured and bears interest of 11%. As additional consideration, during 2001 the holder was granted warrants to acquire 1,252,386 common shares ranging from $.04 to $.075 per share. These warrants initially expired January 20, 2003 and were extended during September 2002 to October 2004.  The principal balance of $137,930 at December 31, 2002 includes capitalized interest during 2002 of $11,310. Terms of repayment include monthly only interest payments of $1,264 through August 2003. Beginning September 2003, and for 59 months thereafter, the Company will remit equal payments of $2,999. This debenture is payable on demand in the event that the Company secures investment capital equal to or in excess of $3,000,000.

	2002	2001
Total convertible debentures	$231,570	$212,443

Less current maturities	11,932	29,003
Long term obligation-convertible debentures	$219,638	$183,440

Principal maturities of convertible debentures are as follows at December 31, 2002:

Year
2003	$11,932
2004	38,418
2005	42,691
2006	47,440
2007	52,720
Thereafter	38,369
$231,570

NOTE 6 - NOTES PAYABLE TO OFFICERS, SHAREHOLDERS & AFFILIATES

	2002	2001
Unsecured promissory note payable to shareholder affiliate; interest at 10% per annum; monthly principal and interest of $1,785 beginning June 2002 with final monthly payment due April 2008.	$89,308	$97,136

Unsecured promissory note payable to shareholder affiliate; interest payable semi-annually at 8% per annum; principal payable on demand	10,000	10,000

Unsecured demand promissory note payable to shareholder; interest payable at 10% per annum; principal payable on demand	12,801	14,107

NOTE 6 - NOTES PAYABLE TO OFFICERS, SHAREHOLDERS & AFFILIATES

	2002	2001
Unsecured promissory note to affiliate; interest at 10% per annum; monthly installment of principal and interest of $806; repaid in full during May 2002	—	3,934

Promissory note to shareholder affiliate; interest at 10% per annum with total accrued interest and principal payable on demand; security interest in all assets of the Company subordinated to certain banks and shareholders holding prioritized liens; shareholder affiliate has verbal agreement not to demand redemption during the year 2003	500,000	500,000

Promissory note to shareholder; 100,000 shares of the Company stock held in escrow as security; interest to accrue through March 10, 2004 at 10%; $1,785 monthly payment on April 10, 2004 followed by 205 $3,000 monthly payments thereafter; in addition, holder will be repaid at 3% of monthly cash proceeds in excess of $130,000; cash proceeds shall include gross receipts from operations, net proceeds from equity or debt funding, and/or net proceeds from sales of certain assets; payment to be made on tenth day of month following month of cash receipt	222,711	222,711

Promissory note to shareholder with personal guarantee by Company officer; secured by software source code and subordinated lien on land; interest at 7.5% monthly with a monthly interest and principal payment of $3,000 beginning January 2, 2002, six monthly interest and principal payments of $4,500 beginning February 10, 2002; thereafter $3,000 monthly interest and principal payments with a final payment of $1,215 on April 10, 2004	43,434	82,070

Unsecured promissory note to shareholder/officer; interest at 10% per annum payable in monthly principal and interest payments of $3,488 beginning January 20,2002 with final payment of $3,006 on March 20, 2003	16,551	48,570

Unsecured promissory note to shareholder/affiliate; interest at 12% per annum; principal and accrued interest payable on March 31, 2003	25,000	—

Total notes payable to officers, shareholders and affiliates	919,805	978,528

Less current portion	111,098	199,619
Long-term portion	$808,707	$778,909

Principal maturities of notes payable to officers, shareholders, and affiliates are as follows at December 31, 2002:

Year	Principal Amount
2003	$111,098
2004	524,217
2005	15,961
2006	17,633
2007	19,479
Thereafter	231,417
TOTAL	$919,805

NOTE 7 - CREDIT LINES AND LONG-TERM DEBT

	2002	2001
$21,300 revolving credit line with bank secured by personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding principal; interest at 24.98% per annum	$14,733	$15,310

Revolving credit line with bank secured by the personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding principal; interest at 16.24% per annum	6,094	6,877

Revolving credit line with bank secured by the personal guarantee of an affiliate; interest at 18.32% per annum	540	1,346

Promissory note to a bank; secured by land held for sale; quarterly payments of interest only at 9.75% per annum through February 25, 2003 and 8.75% per annum thereafter; quarterly principal and interest payments of $2,500 beginning May 25, 2003 with a final principal and interest payment of $87,528 on February 25, 2004	87,500	87,500

Note payable to a bank; collateralized by the Company’s receivables, inventory and equipment; interest at prime plus 2.75% (7% at December 31, 2002); payable in monthly installments of principal and interest of $836; matures May 2003	4,103	13,421

Note payable to bank; unsecured; interest at 10% per annum; payable in monthly installments of principal and interest of $810; matures November 2003	9,052	17,392

Unsecured promissory note to office lessee for purpose of leasehold improvements; interest at 11% per annum; payable in monthly installments of principal and interest of $484; matures July 2003	3,264	6,782

Unsecured promissory note; 10% interest; payable on demand	3,255	10,000

Unsecured promissory note; 12% interest; payable in quarterly principal and interest installments of $7,500 beginning April 2003 with final payment due January 2005 of $5,556	50,000	—

Total long-term debt	178,541	158,628

Less current maturities	60,215	143,504

Long-term portion	$118,326	$15,124

Principal maturities of credit lines and long-term debt are as follows at December 31, 2002:

Year
2003	$60,215
2004	112,932
2005	5,394
$178,541

NOTE 8 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer, not yet paid. This amount is convertible into common stock of the Company determined on the last business day of each respective year. At December 31, 2002 and 2001, the officer could have elected to convert the deferred compensation obligation outstanding of $430,788 and $373,867, respectively to 15,269,194 and 10,525,694 common shares, respectively. This obligation is recorded as a long-term liability based on the Company’s ability to repay and the officer’s intent to collect.

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 “Disclosure About Fair Value of Financial Instruments”, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 2002 and 2001 the carrying value all of the Company’s accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature. Convertible debentures, credit lines, notes payable and long-term debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms.

NOTE 10 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company had not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999 and for the first quarter of 2000. On January 12, 2001, the Department of Treasury notified the Company that the total obligation due as of that date was $720,975, which includes penalty and interest. Although the Company believes that it has meritorious defenses to abate the assessed penalty, the Company recorded the $720,975 obligation at December 31, 2000. Prior to this notice, the Company entered into a settlement agreement with the Department of Treasury that provided for certain installment payments. During 2000 and 2001 the Company remitted $165,000 as payments towards this obligation. On September 20, 2001, the Company submitted to the Department of Treasury an offer in compromise that proposed a $300,000 settlement of the entire obligation payable in 24 equal monthly installments of $12,500. Although management believes that the offer related to the 1998, 1999 and 2000 obligations will be accepted in an amount significantly below the recorded obligation, there can be no assurance that the offer will be accepted. The Company has not recorded additional penalties and interest related to the 1998, 1999 and 2000 obligations and the liability recorded at December 31, 2002 is $655,672. The $655,672 recorded at December 31, 2002 includes approximately $60,000 of 2002 obligations not yet remitted. On November 12, 2001, the Department of Treasury provided notice that the total liability, as of that date that includes additional penalty and interest is $734,438. The Company has not increased its provision from the amount of $720,975 recorded at December 31, 2000, because management believes that an amount less than that recorded at December 31, 2002 will be compromised with the Department of Treasury.  During the first quarter of 2003, the Internal Revenue Service completed its field valuation of the Company’s assets and liabilities and a notice from the Department of Treasury regarding determination of the offer and compromise is expected by the Company during the second quarter of 2003. The Company has remitted all payroll tax obligations for the year 2001. During 2003, the Company has remitted $25,000 of 2002 obligations outstanding at December 31, 2002, however, as of March 10, 2003, the Company has not remitted payroll tax deposits of $34,220 related to the third and fourth quarters of 2002. In order for the Company to be eligible for the offer and compromise, it must be current with all obligations subsequent to the periods of the offer.

NOTE 11 - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2002 and 2001 consist of the following:

	2002	2001
Current deferred tax asset	$14,913	$8,548
Non-Current deferred tax asset	1,408,532	1,180,824
Valuation allowance	(1,423,445)	(1,189,372)
Net deferred tax asset	$—	$—

NOTE 11 - INCOME TAXES - CONTINUED

The current deferred tax asset results from the allowance for doubtful accounts. The non-current deferred tax asset results from the unrealized losses on land held for sale, the deferred compensation, and the net tax operating loss carry forward of approximately $3,483,000 at December 31, 2002 that begins to expire in 2012. At December 31, 2002 and 2001 the net deferred tax asset has a 100% valuation allowance due to the uncertainty of the Company generating future taxable income.

The Company’s income tax benefit for the years ended December 31, 2002 and 2001 differed from the statutory federal rate of 34% as follows:

	2002	2001
Statutory rate applied to loss before income taxes	$(317,716)	$(47,320)
Increase in income taxes resulting from amounts not deductible for income tax purposes	89,058	78,656
Change in previous years estimate	(5,415)	120,997
Increase (decrease) in valuation allowance	234,073	(152,333)
Income tax benefit	$—	$—

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has operating leases for its office facilities, automobiles, and certain equipment. Rental expense for operating leases was $77,224 and $84,361 for 2002 and 2001, respectively. Future minimum rental commitments under non cancelable leases for the succeeding five years are as follows:

Year ended December 31,	Amount
2003	$42,851
2004	10,749
2005	5,411
2006	2,406
$61,417

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company’s financial position or its results of operations.

NOTE 13 - COMMON STOCK ISSUED IN CONJUNCTION WITH DEBT COVENANT

In March 2000, a promissory note to a third party was converted to the Company’s common stock. Terms of the conversion provided that the Company guaranteed that the Company shares conveyed would have a minimum per share value of $.20 per share at March 8, 2001 or the Company would issue additional common shares in order that the total number of shares conveyed at inception of this agreement and the additional shares obligated to be issued at March 8, 2001 at the closing share price on that date would equal $66,667. The Company’s share price at March 8, 2001 was $0.031, therefore the Company issued an additional 1,817,215 shares during 2001.

NOTE 14 - SIGNIFICANT DISTRIBUTORS

During each of the years 2002 and 2001 approximately 54% of total revenues are attributable to three distributors that represent the Company through private label software products and menu services. During 2001 the three distributors accounted for 30%, 22% and 2%, respectively, of the Company’s total revenues. During 2002 these three distributors accounted for 28%, 20% and 6%, respectively, of the Company’s total revenues.

NOTE 15 - STOCK OPTIONS AND WARRANTS

The estimated weighted average grant date fair value of the options granted during 2002 using the Black-Scholes Model was $0. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002: dividend yield of 0 percent; expected volatility of 103%; risk free interest rate of 3%; and an expected life of 1 day as the options were exercised on the same day as granted.

A summary of changes in the Company’s compensatory options follows:

	Employee Stock Options		Other Stock Options/Warrants		Combined Total
	Options	Weighted Average Exercise Price	Options/ Warrants	Weighted Average Exercise Price	Options/ Warrants
Outstanding at January 1, 2001	200,000	$.15	1,770,096	$.16	1,970,096

Granted	—	—	1,427,386.06		1,427,386
Exercised	—	—	—	—	—
Expired	—	—	(962,096)	.06	(962,096)
Outstanding at December 31, 2001	200,000	$.15	2,235,386	$.10	2,435,386

Granted	750,000	$.15	1,577,386	$.05	2,327,386
Exercised	(750,000)	$.15	—	—	(750,000)
Expired	(200,000)	$.15	(2,235,386)	$.10	(2,435,386)
Outstanding at December 31, 2002	—	—	1,577,386	$.05	1,577,386

The following table summarizes information about stock options/warrants outstanding at December 31, 2002:

Options and Warrants Outstanding				Options Exercisable
Range of exercise prices	Number outstanding	Weighted Average remaining contractual life	Weighted average exercise price	Number Exercisable	Weighted average exercise price
$ .04-$.08	1,577,386	1.6 years	$.05	1,577,386	$.05

The other stock options were issued with convertible debentures and for services performed in 2002 and 2001.

NOTE 16 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders and affiliates of the Company have provided debt funding to the Company. Terms of the debt obligations are described in Note 6 in the accompanying consolidated financial statements. Accrued interest related to these obligations is $297,115 and $232,813 at December 31, 2002 and 2001. Interest expense related to these obligations is $94,338 and $95,309 for the years ended December 31, 2002 and 2001, respectively, and interest paid to related parties is $30,036 and $16,861 for the years ended December 31, 2002 and 2001, respectively.

NOTE 17 - SEGMENT INFORMATION

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

The accounting policies of the segments are the same as described in the summary of significant accounting policies. Assets of the segment groups are not relevant for management of the business nor for disclosure. Amortization of the proprietary software is allocated to the software sales and rental segment only.  Amortization - software for the year ended has been reclassified from the prior year presentation. Interest expense is allocated on the lines of segment revenue provided. Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts.

Revenues from the Software Sales and Rental segment include sales from Canada of $74,857 and $29,778 for the years ended December 31, 2002 and 2001, respectively. All other revenues are from U.S. operations.

Segment Loss Allocation

Year Ended December 31,	Dietary Services and Supplies	Software Sales and Rental	Total
2002

Revenue	$567,865	$635,408	$1,203,273

Interest Expense	66,474	74,381	140,855

Amortization – software	—	293,585	293,585

Segment loss	(245,728)	(591,724)	(837,452)

2001

Revenue	$592,760	$995,722	$1,588,482

Interest Expense	45,847	77,015	122,862

Amortization – software	—	293,585	293,585

Segment loss	(10,661)	(128,425)	(139,086)

Segment Loss Reconciliation	2002	2001
Total loss for reportable segments	$(837,452)	$(139,086)

Unallocated amounts:
Unrealized loss-land	(127,300)	—
Debt settlement	30,294
Net loss	$(934,458)	$(139,086)

NOTE 18 - SUBSEQUENT EVENT

On January 24, 2003, the Company’s Board of Directors adopted resolutions to authorize a corporate restructuring, including moving its state of incorporation from Nevada to Delaware. The Board determined that this restructuring is in the best interests of the Company and its shareholders. A preliminary draft of the 14C Information Statement, describing the transaction, was filed with the Securities and Exchange Commission on March 3, 2003. The restructuring contemplates, among other things, the issuance of a Series A Convertible Preferred Stock convertible into Delaware common stock, the right of the shareholders not receiving the Series A Convertible Preferred Stock to receive one share of Delaware common stock for each forty shares of Nevada common stock and the adoption of a 2003 Directors, Officers and Consultants stock option, stock warrant and stock award plan. It is contemplated that, upon completion of the restructuring, the Company will enter into consulting agreements providing for the issuance of approximately 6,750,000 shares of registered common stock and warrants to acquire registered common stock at exercise prices ranging from $.002 to $.50 per share. If all of these warrants are exercised, the Company will receive approximately $500,000 in additional capital for its corporate purposes. The cost to the Company of the 6,750,000 shares cannot be determined at this time but will be calculated at the fair market value of the shares as determined using the closing trading price at the award date.