Form 10QSB
period 2003-03-31
SUREQUEST SYSTEMS INC
filed 2003-05-15
CIK 1029405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

Commission file number

SUREQUEST SYSTEMS, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE	41-1826635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13606 T I Blvd., Dallas, Texas 75243
(Address of principal executive offices)

972 / 238-7200
(Issuer’s Telephone Number)

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

                                                As of May 14, 2003, 42,159,667 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

PART I - FINANCIAL INFORMATION

Item 1.                               Financial Statements

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,
	2003	December 31,
	(unaudited)	2002
CURRENT ASSETS
Cash and cash equivalents	$—	$25,380
Accounts receivable - trade, less allowance
for doubtful accounts of $27,604 and $25,897	156,597	146,356
Prepaid expenses and other current assets	18,041	15,634
Total current assets	174,638	187,370

PROPERTY AND EQUIPMENT
Office furniture and fixtures	13,871	13,871
Computer equipment	184,368	181,669
Office and other equipment	44,911	44,911
Leasehold improvements	62,357	62,357
	305,507	302,808
Less: Accumulated depreciation and amortization	(263,040)	(256,160)
Net property and equipment	42,467	46,648

OTHER ASSETS
Land held for sale, net	150,000	150,000
Capitalized software development costs, net of
accumulated amortization of $1,980,892 and $1,907,495	61,164	134,561
Other	6,131	6,131
Total other assets	217,295	290,692

TOTAL ASSETS	$434,400	$524,710

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31,
	2003	December 31,
	(unaudited)	2002
CURRENT LIABILITIES
Bank overdraft	$3,253	$—
Current portion of convertible debentures	21,160	11,932
Current portion of notes payable to officers,
shareholders and affiliates	110,976	111,098
Current portion of long-term debt and credit lines	142,286	60,215
Accounts payable - trade	176,764	177,044
Payroll tax obligations	630,128	655,672
Accrued expenses	97,280	38,462
Accrued interest	318,282	301,655
Advances from officers and affiliates	3,355	7,816
Total current liabilities	1,503,484	1,363,894

CONVERTIBLE DEBENTURES net of current portion	210,410	219,638
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS
AND AFFILIATES, net of current portion	796,650	808,707
LONG-TERM DEBT, net of current portion	26,151	118,326
DEFERRED COMPENSATION	455,788	430,788
Total liabilities	2,992,483	2,941,353

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares
authorized, none issued and outstanding	—	—
Common stock - $.001 par value, 100,000,000 shares
authorized, 35,695,991 and 35,690,616 issued and
outstanding (See Note 2)	35,696	35,691
Additional paid-in capital	5,480,681	5,478,186
Accumulated deficit	(8,074,460)	(7,930,520)
Total shareholders’ deficit	(2,558,083)	(2,416,643)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$434,400	$524,710

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2003 AND 2002

(Unaudited)

	March 31,
	2003	2002

Revenues
Dietary services and supplies	$132,744	$142,997
Software sales and rental	160,094	148,212
Total revenues	292,838	291,209

Cost of revenues
Dietary services and supplies	50,024	50,645
Software sales and rental	134,399	108,688
Total cost of revenues	184,423	159,333
Gross profit	108,415	131,876

Operating expenses
Sales and marketing	26,861	16,982
General and administrative	160,364	360,792
Depreciation and amortization	6,880	5,540
Total operating expenses	194,105	383,314

Loss from operations	(85,690)	(251,438)

Other expense
Interest expense	47,729	36,329
Other, net	10,521	2,718
Total other expense, net	58,250	39,047

Net loss before income tax provision	(143,940)	(290,485)
Income tax provision	—	—
Net loss	$(143,940)	$(290,485)

Basic and diluted net loss per weighted average
share of common stock outstanding	$(0.00)	$(0.01)

Weighted average number of shares of basic
and diluted common stock outstanding (See Note 10)	35,690,676	35,573,913

The accompanying notes are an integral part of these consolidated financial statements.

 SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,940)	$(290,485)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	80,277	78,937
Provision for bad debt	1,897	—
Common stock issued in conjunction with debt	2,500	—
Common stock issued to employees as compensation	—	9,625
Common stock issued as payment for consulting services	—	30,442
(Increase) decrease in
Accounts receivable - trade	(12,138)	14,513
Prepaid expenses and other current assets	(2,407)	(7,138)
Increase (decrease) in
Accounts payable - trade	(280)	27,920
Payroll tax obligations	(25,544)	5,394
Accrued expenses	58,818	88
Accrued interest	16,627	19,339
Deferred compensation	25,000	5,001
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	810	(106,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,699)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in advances from officers and affiliates	(4,461)	—
Payments on convertible debentures	—	(1,806)
Proceeds from notes payable to officers, shareholders and affiliates	—	25,000
Payments on notes payable to officers, shareholders and affiliates	(12,179)	(21,095)
Payments on long-term debt and credit lines	(10,104)	(4,196)
Proceeds from exercise of stock options	—	97,082
Increase in bank overdraft	3,253	—
NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES	(23,491)	94,985

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,380)	(11,379)
Cash and cash equivalents at beginning of period	25,380	16,585
Cash and cash equivalents at end of period	$—	$5,206

NON CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2002, the Company allowed an employee to exercise $10,918 of stock options in exchange for a receivable.

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the Company’s December 31, 2002 financial statements contained in the Company’s previously filed Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company accounts for stock-based employee compensation arrangements in accordance With provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company’s stock over the exercise price.  Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123”, the net loss and loss per share would not have significantly differed from reported net loss.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

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

The company has reclassified certain prior period amounts to conform to the current period presentation.

NOTE 2 - BACKGROUND, ORGANIZATION AND REINCORPORATION

SureQuest Systems, Inc. is in the business of providing dietary services, supplies, private consulting, and developing and selling proprietary dietary management software products.  Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.

SureQuest Systems, Inc. (formerly Rosegold Corporation)is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock approved a reincorporation of the Company from the state of Nevada to the state of Delaware.  This reincorporation is a merger of the Company into a Delaware corporation of the same name. On the effective date, the shares of SureQuest Systems, Inc. - Nevada ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc. - Delaware began trading under a new trading symbol “SUQU”.  Under terms of the merger, holders of the Company’s common stock received one share of the Delaware common stock in exchange for 40 shares of the Company’s Nevada common stock, resulting in a 40 to 1 reverse split for all common stockholders.  Prior to this reverse split effective February 26, 2003, certain shareholders (primarily officers, directors, affiliates, creditors and employees) representing 17,548,088 SureQuest Systems, Inc. - Nevada common shares elected to convert their Nevada common shares to Nevada Series A convertible preferred shares at a ratio of 1 Nevada preferred share issued for each 400 Nevada common shares held, resulting in the issuance of 43,870 Series A convertible preferred shares.  At the effective date of reincorporation, each Series A convertible preferred share issued in exchange for Nevada common stock, was converted to 800 shares of SureQuest Systems, Inc., - Delaware common stock, resulting in the issuance of 35,096,176 SureQuest Systems, Inc. - Delaware common shares to these Series A convertible preferred shares holders.  The SureQuest Systems, Inc. - Nevada shareholders that were subject to the 1 for 40 reverse split received 577,607 SureQuest Systems, Inc., - Delaware common shares at the effective date of the reincorporation, resulting in a significant dilution to these common shareholders.  In addition there were, as of May 14, 2003, 886,324 SureQuest Systems, Inc., of pre-reverse Nevada common shares that were tendered to the Company in accordance with the recission rights provided by terms of the reincorporation.  These common shares were tendered to the Company for 1 cent per share, the fair market value on the effective date,or $8,863 and canceled. There may be additional shares subject to this recission provision tendered during the second quarter of 2003, at which time the recission expires. The effects of the above merger have been retroactively reflected in these consolidated financial statements for all periods presented.

This reincorporation resulted in an increase in authorized shares of the Company’s Delaware common stock to 100,000,000 shares and Delaware preferred stock to 10,000,000 shares

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses of $934,458 and $139,086 during the years ended December 31, 2002 and 2001, respectively, and a net loss of $143,940 for the three months ended March 31, 2003.  Current liabilities at March 31, 2003, of $1,503,484 exceed current assets of $174,638.  Total liabilities at March 31, 2003 of $2,992,483 exceed total assets of $434,400.  The Company’s continued existence depends upon the success of management’s continued efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to obtain capital to execute its business plan.  The Company intends to obtain capital primarily through issuance of common stock and debt financing.  There can be no degree of assurance that the Company will be successful in securing additional capital to sustain operations.

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

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer.  This aggregate amount is convertible into common stock of the Company with the conversion price determined on the last business day of each respective year.  The amounts are cumulatively convertible.  At March 31, 2003, the officer can elect to convert the deferred compensation obligation outstanding at December 31, 2002 to 15,269,194 (pre 40-1 stock split) shares at conversion prices ranging from $.012 to $.12 per share.  In addition, deferred compensation earned during the three month period ended March 31, 2003 of $25,000 may also be converted at December 31, 2003 at a conversion price equal to the closing price at that date or at the price on the last trading day before the Company notifies the officer that it will begin to redeem the deferred compensation obligation in cash.  The reincorporation to Delaware effective April 22, 2003 will result in a dilution of 1 share for each 40 shares subject to this conversion option.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999, the first quarter of 2000 and a portion of the third and fourth quarters of 2002. On September 20, 2001, the Company filed an offer in compromise proposed agreement with the Internal Revenue Service that provides for the Company to remit twenty four equal monthly installments of $12,500 as full settlement of all outstanding employer and employee payroll tax obligations for the years 1998, 1999 and 2000.  This proposed aggregate settlement amount of $300,000 is significantly less than the recorded obligation outstanding at March 31, 2003 of $630,128.On April 23, 2003, the Company was notified by the Internal Revenue Service that the offer in compromise was denied because the Company did not make timely tax deposits during the second, third and fourth quarters of 2002.  The Company cannot submit another offer in compromise filing until it is in compliance with timely tax deposits for two consecutive quarters.  Accordingly, the Company intends to submit a revised offer in compromise during July, 2003 in an amount equal to or less than the previous offer.

NOTE 7 - EMPLOYEE STOCK OPTION AND GRANT PLAN

On April 22, 2003, as part of the Company’s reincorporation to Delaware, the Company adopted a 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan that authorizes 9,250,000 shares of Company (Delaware) common stock to be granted pursuant to this plan.  Of these 9,250,000 shares, 6,750,000 shares were awarded to certain consultants during April 2003, and the remaining 2,500,000 shares are issued warrants entitling the holders to exercise at prices ranging from $.002 to $.50 per share.The warrants expire January 2004.  The Company filed a “Form S-8” Registration Statement with the Securities and Exchange Commission on May 9, 2003 to register these shares.

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

The accounting policies of the segments are the same as described in the summary of significant accounting policies as described in the Company December 31, 2002 Form 10-KSB filing.  Assets of the segment groups are not relevant for management of the business nor for disclosure. Interest expense is also allocated on the lines of segment revenue provided.  Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts.

Revenues from the Software Sales and Rental segment include sales from Canada of $16,885 and $7,029 for the three months ended March 31, 2003 and 2002, respectively.  All other revenues are from U.S. operations.

Segment Loss Allocation

	Dietary Software
	Services and	Sales and
Three Months Ended	Supplies	Rental	Total

March 31, 2003

Revenue	$132,744	$160,094	$292,838

Interest Expense	21,636	26,093	47,729

Amortization - software	—	73,397	73,397

Segment Loss	(18,569)	(125,371)	(143,940)

March 31, 2002

Revenue	$142,997	$148,212	$291,209

Interest Expense	17,839	18,490	36,329

Amortization - Software	—	73,397	73,397

Segment Loss	(115,365)	(175,120)	(290,485)

NOTE 9 - SHAREHOLDERS’ DEFICIT

During the three month period ended March 31, 2002, the Company issued 275,000 Nevada shares of common stock to an employee for services valued at $9,625, raised $108,000 on the exercise by an employee of 750,000 Nevada common stock options and issued 1,170,846 Nevada common shares valued at $30,442 for marketing and public relations services.  During the three month period ended March 31, 2003, the Company issued 250,000 Nevada shares valued at $2,500 related to a debt maturity extension.

Effective February 26, 2003, certain shareholders representing 17,548,088 Navada common shares elected to convert these common shares to 43,870 Convertible Preferred Shares - Series A.  Each share of the Series A Convertible Preferred Shares entitles the holder to 800 shareholder votes and the common shareholders not eligible to convert to the Preferred Shares continue to receive one vote for each common share held.  Effective April 22, 2003, the preferred shareholders converted each share of preferred Stock to 800 shares of Delaware Common shares.  As of February 26, 2003, the preferred shareholders were entitled to 35,096,176 shareholder votes and the Common shareholders were entitled to 23,992,598 votes. (See Additional Discussion in Note 2).

NOTE 10 - EARNINGS PER SHARE

Effective April 22, 2003, the Company reincorporated from the State of Nevada to the State of Delaware in accordance with a Plan and Agreement of Merger authorized by the majority of shareholders on February 26, 2003.  Among other provisions, this Plan authorized certain common shareholders with a record date of February 26, 2003 to receive Nevada Convertible Preferred Shares at a ratio of one Nevada Preferred Share to 800 Delaware common shares.  Those common shareholders on February 26, 2003 not receiving Nevada Preferred shares received one Delaware common share for each 40 Nevada common shares held.    The accompanying earnings per share for the periods ended March 31, 2003 and March 31, 2002 are presented as if this reincorporation was effective January 1, 2002 giving effect to the reverse and conversion of the Preferred Shares to common at the ratios stated herein.

NOTE 11 - SUBSEQUENT EVENTS

On April 22, 2003, the Company reincorporated to the state of Delaware from its original domicile, Nevada (Refer to Note 2).  As part of this reincorporation, certain shareholders received preferential rights related to the number of Delaware shares issued to them as compared to those shareholders not receiving these preferential rights.  Accordingly, the Company will recognize a $346,575 expense charge during the second quarter of 2003 related to these rights. This amount represents the fair value of the additional shares issued to the shareholders who received the Nevada preferred stock, primarily certain officers, directors, affiliates, creditors and employees of the company.

On April 22, 2003, the Company adopted a 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan (Refer to Note 7).  6,750,000 shares were issued to consultants resulting in a second quarter 2003 expense provision of $67,500.  In addition, 2,500,000 warrants were granted of which 1,000,000 were granted at an exercise price of $.002 which is at the date of grant below the fair market value of $ .01 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IN THIS FORM 10-QSB MAY CONTAIN ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTIONS 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS AS SET FORTH IN OUR ANNUAL REPORT FILED ON FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001.  THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-QSB SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS, WHEREVER THEY APPEAR IN THIS FORM 10-QSB.  THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING THE POTENTIAL OPERATIONS AND RESULTS OF THE COMPANY DESCRIBED BELOW.

OVERVIEW AND RECENT DEVELOPMENTS

SureQuest Systems, Inc. (the “Company”) is a provider of dietary and food management software, menu services and dietary consulting to the institutional food service industry.  Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care segment of the industry represented by nursing homes and assisted living facilities.  The Company’s wholly owned subsidiaries’ operations, assets and liabilities are insignificant and not material to the Company’s operations.

SureQuest Systems, Inc. is in the business of providing dietary services, supplies, private consulting, and developing and selling proprietary dietary management software products.  Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.

SureQuest Systems, Inc.,  (formerly Rosegold Corporation)is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock approved a reincorporation of the Company from the state of Nevada to the state of Delaware.  This reincorporation is a merger of the Company into a Delaware corporation of the same name. On the effective date, the shares of SureQuest Systems, Inc., - Nevada ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc., - Delaware began trading under a new trading symbol “SUQU”.  Under terms of the merger, holders of the Company’s common stock received one share of the Delaware common stock in exchange for 40 shares of the Company’s Nevada common stock, resulting in a 40 to 1 reverse split for all common stockholders.  Prior to this reverse split effective February 24, 2003, certain shareholders (primarily officers, directors, affiliates, creditors and employees) representing 17,548,088 SureQuest Systems, Inc., - Nevada common shares elected to convert their Nevada common shares to Nevada Series A convertible preferred shares at a ratio of 1 Nevada preferred share issued for each 400 Nevada common shares held, resulting in the issuance of 43,870 Series A convertible preferred shares.  At the effective date of reincorporation, each Series A convertible preferred share issued in exchange for Nevada common stock, was converted to 800 shares of SureQuest Systems, Inc., - Delaware common stock, resulting in the issuance of 35,096,176 by SureQuest Systems, Inc., - Delaware common shares to these Series A convertible preferred shares holders.  The SureQuest Systems, Inc., - Nevada shareholders that were subject to the 1 for 40 reverse split received 577,607 SureQuest Systems, Inc., - Delaware common shares at the effective date of the reincorporation, resulting in a significant dilution to these common shareholders.  In addition there were, as of May 14, 2003, 886,324 SureQuest Systems, Inc.,  of pre-reverse Nevada common shares that were tendered to the Company in accordance with the recission rights provided by terms of the reincorporation.  These common shares were tendered to the Company for 1 cent per share, the fair market value on the effective date,or $8,863 and canceled. There may be additional shares subject to this recission provision tendered during the second quarter of 2003, at which time the recission expires. The effects of the above merger have been retroactively reflected in these consolidated financial statements for all periods presented.

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary technology that provides nutrition management systems and services to food service institutions in 43 states and Canada through strategic partner networks.  These networks, comprising certain of the largest food distribution and healthcare management companies in the United States and Canada, have aligned with the Company because of their recognition that the Company’s menu based products and services offer the most comprehensive features in the industry.  The Company’s software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over 50 nutrients of foods consumed. The Company outlined its strategic plan to direct delivery of products and services through internet access in its December 31, 2002 annual 10-KSB filing.  Web enablement of these products and services would provide: 1) user installed and self paced instruction; 2) reduced complexity; 3) database information and programs maintained by the Company and 4) introduction of a low priced monthly service fee arrangement. Subsequent to this implementation, the Company plans to evolve as a provider of nutrition based information to the consumer.

During 2002 and the first quarter of 2003, the Company has been successful by using the Internet to provide real time product demonstrations to proposed customers. The Company has also implemented this same technology application in product training after software purchase and installation.  This technology has significantly reduced travel costs to the customer, accelerated teaching and training and provided flexibility in scheduling.

During the first three months of 2003, the Company has had revenues that are slightly higher than that of the same period in 2002.  This shortfall is due to certain customers deferring purchases until the second quarter of 2003.  The Company’s network alliances continue to install new placements and are depleting their license inventories.  The Company is currently negotiating with several significant existing alliances as well as new potential customers that have expressed interest in multi-license purchases and menu services.  The Company expects to experience significant revenue growth during 2003.  During the second quarter of 2003, a multi-facility corporation purchased software licenses for all of its approximate 300 facilities and has also contracted for hard copy menu services to each of these facilities. Management projects that the Company will realize a net loss for the year 2003 due to the effect of stock based compensation charges incurred during the second quarter of 2003 as a result of the approximate $350,000 charge associated with the issuance of the additional shares upon the conversion of the preferred stock discussed above.  However, the Company is projected to realize a positive cash flow from operations and pro-forma earnings calculated after deducting the impact of stock issuance (non-cash) compensation expense for the year 2003.

As previously reported, the Company has also identified certain new products that can be introduced in which current customers have expressed interest.  One of these products is a hand held dietary clinical module that can be designed using the architecture of our present dietary software and brought to market during 2003 or 2004.  In addition, the Company is exploring additional business opportunities using its core customer relationships as potential purchasers of these new products and services.

In order to successfully implement the Company’s business plan that includes new product development and a strategic acquisition model, the Company continues in its efforts to secure capital.  Management believes that presently it is not in the shareholders’ interest to pursue capital through a new Registered offering due to the resultant low valuation of its share price, continued operating losses and outstanding payroll tax obligations.  While the Company will continue to focus on revenue growth, profitability and product maintenance and development, the Company will continue to seek capital from private sources.  If this capital is not secured, the Company is in jeopardy that it may not be able to sustain operations.  During the first three months of 2003, the Company’s revenues were not sufficient to operate and meet debt service obligations.  To meet these obligations, the Company received during April of 2003 a short-term $27,000 advance from an officer.  It can not be assured that the Company will be able to continue to access additional capital, if required.

For the three months ended March 31, 2003, the Company had a net loss of $143,940 as compared to a net loss of $290,485 for the same period in 2002.  This improvement during the first quarter of 2003 as compared to the same period in 2002 is primarily due to the Company incurring $120,235 of expense in 2002 related to a public relation campaign during the first quarter of 2002.  Net cash provided by operations for the three month period ended March 31, 2003 was $810 as compared to a cash used in operations of $106,364 for the same period in 2002.  The improvement in the cash position was primarily due to the decrease in the 2003 net loss as compared to 2002.

Absent a significant working capital investment during 2003, management will attempt to consolidate its debt obligations through new debt and focus on revenue growth and expense reduction.  Without increased working capital, the Company may not retain all of its present management and implementation of the Company’s business plan may be jeopardized.  The Company may not be able to sustain operations without this restructuring.  In addition, during 2003, approximately 50% of the Company’s monthly recurring revenues are concentrated with two customers.  If either or both of these customers would terminate the services provided by the Company, the Company may not be able to continue operations.

During 2002, the Company received from the Internal Revenue Service verbal approval at the examiner level that the Company’s offer in compromise proposal for outstanding payroll tax obligations had been accepted in the amount of $300,000.  However, during the second quarter of 2003, the Company was notified by the Internal Revenue Service that its offer in compromise was not accepted because of the failure of the Company to make timely federal tax deposits, primarily related to the third and fourth quarters of 2002.  As a result of this rejection, all payroll tax obligations related to prior years have been reinstated.  However, the Company will file a second offer in compromise during July, 2003, at which date the Company will maintain two consecutive quarters of timely tax deposits and therfore will be eligible to refile.  Because the Company was provisionally successful in obtaining approval for settlement during 2002, it is confident that the filing during 2003 and resultant settlement offer will be approved by the Internal Revenue Service at an amount at or below that previously submitted.  The Company has recorded a liability at March 31, 2003 in the amount of $630,128 related to this outstanding payroll tax obligation.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended March 31, 2003 were $292,838 an increase of $1,629 over total revenues of $291,209 for the corresponding three month period ended March 31, 2002.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $132,744 for the three months ended March 31, 2003, an decrease of $10,253 from total dietary services and supplies revenues of $142,997 for the corresponding three month period ended March 31, 2002.  This decrease of $10,253 during 2002 is primarily due to the reduction of paper and forms revenues of $7,356. DOS customers primarily account for these paper and form revenues and the Company is renewing its efforts to attract its Windows customers to these products.  Dietary services and supplies revenues are primarily realized through two network marketing alliances.  During the second quarter of 2003, a multi-facility customer has contracted for menu services and service bureau revenues realized during the third and fourth quarters of 2003 are projected to increase approximately 25% over the same period in 2002.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $160,094 for the three months ended March 31, 2003, an increase of $11,882 from total software sales and rental revenues of $148,212 for the corresponding three month period ended March 31, 2002.  This increase of $11,882 during the first quarter of 2003 as compared to the same period in 2002 is primarily due to a $18,061 increase in direct sales, an increase in support fees of $9,504, a decrease in training fees of $9,991 and a decrease in DOS related revenues of $3,053.  The Company projects that revenues from DOS systems products and services will continue to decrease as customers upgrade to the “Three Squares” (Windows) version. Revenues through existing and proposed marketing alliances are projected to increase during 2003 as compared to 2002 and historically have contributed significant revenue segments during the years 2001, 2000 and 1999.  Because there were no revenues from purchases of bulk private label licenses during 2002, ($275,000 during 2001), the Company projects that these revenues will reoccur during 2003 due to depletion of license inventories by customers and that 2003 software sales and rental revenues should increase a minimum of 25% over 2002 revenues.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $50,024 (38% of dietary services and supplies 2003 revenues) for the three months ended March 31, 2003, an decrease of $621 from total dietary services and supplies cost of revenues of $50,645 (35% of dietary services and supplies 2002 revenues) for the corresponding period ended March 31, 2003.  The percentage increase of 3% during 2003 is primarily attributable to   labor costs being the approximately the same for 2003 and 2002 while revenues during 2003 decreased $10,253.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $134,399 (84% of software sales and rental 2003 revenues) for the three months ended March 31, 2003, an increase of $25,711 over total software sales and rental cost of revenues of $108,688 (73% of software sales and rental 2002 revenues) for the corresponding period ended March 31, 2002.  The increase of $25,711 in cost of revenues during 2003 as compared to 2002 is primarily due to the engagement of programmers on a monthly retainage of $3,200, an increase in support salaries of $7,684 due to an additional part time support person, and an increase of $1,800 in installation and training costs.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $26,861 (9% of total 2003 first quarter revenues) for the three months ended March 31, 2003, an increase of $9,879 from total sales and marketing expenses of $16,892 (6% of total 2002 first quarter revenues) for the corresponding period ended March 31, 2002.  The increase of $9,879 during the first quarter of 2003 as compared to the same period in 2002 is primarily due to an increase in salaries of $6,745 during 2003 due to a department restructuring.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $160,364 (55% of total first quarter 2003 revenues) for the three months ended March 31, 2003, a decrease of $200,428 from total general and administrative expenses of $360,792 (124% of total first quarter 2002 revenues) for the corresponding three month period ended March 31, 2002. The  decrease of $200,428 during the first quarter of 2003 as compared to the same period in 2002 is primarily due to the following decreases during 2003 as compared to 2002:  marketing and public relations expense of $120,235, general office salaries of $15,801, employer FICA expense of $3,688 due to an officer's deferral of salary, $6,750 due to the elimination of a consultant during the first quarter of 2003, telephone long distance service of $2,736 due to a lower rate negotiated; $780 of equipment lease payments; $1,223 of auto lease payments, $32,860 reduction in legal expense; and a $21,908 reduction of officer salaries due to resignation of an officer.  Bad debt expense increased $1,897 during 2003 as compared to the same three month period in 2002.  The legal fees incurred during the first quarter of 2002 were due to information requested by the Securities and Exchange Commission concerning a non-affiliated company which had previously loaned capital to the Company which has been fully paid and discharged and also for a compliance review of the first quarter 2002 S-8 registration filing.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $6,880 for the three months ended March 31, 2003, an increase of $1,340 from total depreciation and amortization expense of $5,540 for the corresponding period ended March 31, 2002.

INTEREST EXPENSE

Interest expense was $47,729 for the three months ended March 31, 2003, an increase of $11,400 over the total of $36,329 for the corresponding period ended March 31, 2002.  The increase of $11,400 during the first quarter of 2003 as compared to the same period in 2002 is primarily due to a $6,000 provision during 2003 for interest related to federal tax deposits obligations and a $2,500 stock based issue to a creditor as consideration for extending the maturity of a note obligation.

OTHER, NET

Other, net expense totaled $10,521 for the three months ended March 31, 2003, an increase of $7,803 from other expense of $2,718 for the same three month period in 2002.  During 2003, the Company recorded an additional $10,521 tax penalty provision for federal tax deposit obligations.

LIQUIDITY

The Company incurred a net loss of $143,940 and $290,485 for the three month periods ended March 31, 2003 and 2002, respectively.  The decrease of $146,545 in the net loss during 2003 as compared to the same three month period in 2002 is primarily due to a marketing and public relation campaign during the first quarter of 2002 for which the Company incurred $120,235 of expense.  In addition, the Company decreased its general and administrative operating expense an additional $80,193 during 2003.  The Company must increase its monthly revenues in the near term to continue operations or severely reduce personnel at the management levels and also continue to negotiate with creditors to defer payments.  As the Company’s debt obligations are primarily to related parties, the Company has been successful in these negotiations, when required.  Due to the operating loss history, accumulated deficit, and significant payroll tax obligation, the Company’s auditors issued a going concern opinion report in the Company's December 31, 2002 10-KSB annual filing regarding doubt that the Company will realize sufficient revenues and/or additional investor capital to meet its obligations.  Management has at this time deferred the registration of additional shares as a source of capital because the Company believes it should demonstrate consistent revenue growth prior to such registration and that such a registration, if elected prior to increased revenue growth, would not be successful.

The Company has historically financed its operations primarily through debt financing provided by shareholders, officers and affiliates.  Due to continuing historical operating losses and the obligation to the Internal Revenue Service for 1998, 1999 and 2000, and a portion of 2002 payroll taxes, the Company has been unable to secure financing through conventional sources.  In order to access capital, it is essential for the payroll tax obligation to be settled.  The Company plans to file a second offer in compromise during July, 2003.  The initial offer was rejected by the Internal Revenue Service during the second quarter of 2003 due to the Company’s failure to make timely tax deposits.  The Company must be in compliance for two consecutive quarters to be eligible to refile the offer in compromise.

At March 31, 2003, the Company decreased its cash position $25,380 from December 31, 2002.  This compares to an decrease of $11,379 in the Company’s cash position at March 31, 2002 as compared to December 31, 2001.  The Company provided net cash from operations of $810 for the three month period ended March 31, 2003 as compared to a net cash used in operations of $106,364 for the same period in 2002.  Adjustments to reconcile the net loss to net cash provided by operations for the three month period ended March 31, 2003 included depreciation and amortization of $80,277 ($78,937 in 2002), common stock issuances of $2,500 ($40,067 in 2002), increase in accounts receivable - trade of $12,138 (decrease of $14,513 in 2002), increase in prepaid expenses and other current assets of $2,407 (increase of $7,138 in 2002), decrease in accounts payable - trade of $280 (increase of $27,920 in 2002), decrease in payroll tax obligations of $25,544 (increase of $5,394 in 2002), increase in accrued expenses of $58,818 (increase of $88 in 2002), increase in accrued interest of $16,627 (increase of $19,339 in 2002), and an increase in deferred compensation of $25,000 (increase of $5,001 in 2002).

The Company used net cash in financing activities of $23,491 for the three month period ended March 31, 2003 as compared to $94,985 being provided from financing activities for the same period in 2002.  These cash flows from financing activities during 2003 included $1,806 of payments on convertible debentures in 2002 and $ 0 in 2003, payments on notes payable to officers, shareholders and affiliates of $12,179 during 2003 ($21,095 in 2002), payments on long term debt and credit lines of $10,104 ($4,196 in 2002), payments on advances from officers and affiliates of $4,461 and a bank overdraft of $3,253.  In addition, the Company during 2002 received proceeds of $25,000 from a note payable to an affiliate, and $97,082 from an employee exercise of stock options.

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.  It should be noted that the design of any system of internal controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

Recent Sale of Unregistered Securities.  During the three months ended March 31, 2003, the following transaction were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the “Acts”).  Unless otherwise stated, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of the receipt of these securities, and that they were knowledgeable about our operations and financial condition.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions.  These transactions did not involve a public offering.  Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

The Company issued 250,000 shares of common stock as consideration for the extension of the maturity of a certain debt instrument.  We valued this stock at $.01 per share with an aggregate value of $2,500.  This transaction was exempt from registration pursuant to Section 4 (2) of the Act.

Effective February 26, 2003, certain common shareholders representing 17,548,088 common shares were authorized by the Board of Directors and elected to convert these 17,548,088 common shares to 43,870 Convertible Preferred Shares - Series A.  Each share of the Series A Convertible Preferred Shares entitles the holder to 800 shareholder votes and the common shareholders not authorized to convert their common shares continue to receive one vote for each common share held.  Effective April 22, 2003, the Preferred shareholders converted each share of Nevada Preferred Stock to 800 shares of Delaware common shares.  As of February 26, 2003, the Preferred shareholders were entitled to 35,096,176 shareholder votes and the Common shareholders are entitled to 23,992,598 votes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

On February 26, 2003, certain of the Company’s officers, directors, affiliates and other owners of preferred stock who represent a majority of the Company’s outstanding voting shares, signed written consents approving the reincorporation from the state of Nevada to Delaware.  As a result of these consents, the reincorporation was approved effective February 26, 2003 and a meeting of shareholders was not required.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)                  Exhibits

4.1                 2002 Stock Option and Grant Plan (1)

4.2                 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan (2)

16.1           Change in Registrant’s Certifying Accountant - incorporated by reference to Surequest Systems, Inc. Current Report on Form 8-K dated March 7, 2003.

99.1           Certification Pursuant to 18 U.S.C. Section 1350

99.2           Certification Pursuant to 18 U.S.C. Section 1350

(1)                  incorporated by reference to SureQuest Systems, Inc.’s Current Report on Form 8-K dated February 21, 2002 and S-8 filing dated February 7, 2002

(2)                  incorporated by reference to SureQuest Systems, Inc.’s Current Report on Form 8-K dated April 22, 2003 and S-8 filing dated May 9, 2003.

(b)                 Reports on Form 8-K

On February 7, 2002, the Company filed an S-8 Registration Statement with respect to the Company’s Stock Option and Grant Plan.  The S-8 Registration Statement authorized the issuance of 5,000,000 common shares and the Plan was incorporated in the 8-K filing dated February 21, 2002.

On March 7, 2003, the Company filed an 8-K as notification of a change in the Registrant’s Certifying Accountant due to a merger by the predecessor accountant resultant name change.

On May 9, 2003, the Company filed an 8K Registration Statement with respect to the Company’s 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan, authorizing the issuance of 6,750,000 common shares and 2,500,000 warrants at exercise prices ranging from $.001 to $.50 per share.

Signature

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SureQuest Systems, Inc., a Nevada Corporation
(Registrant)

Date:   May 15, 2003

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

Date:  May 15, 2003

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

Date:  May 15, 2003

/s/ Stan Janczyk
Stan Janczyk
Chief Financial Officer