Form 10QSB
period 2003-06-30
SUREQUEST SYSTEMS INC
filed 2003-08-14
CIK 1029405

SECURITIES AND EXCHAGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

SUREQUEST SYSTEMS, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE	41-1826635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13606 T I Blvd., Dallas, Texas 75243
(Address of principal executive offices)

972 / 238-7200
(Issuer’s Telephone Number)

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days.  YES  ☒ NO  ☐

As of June 30, 2003, 42,691,423 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

PART I - FINANCIAL INFORMATION

Item 1.                               Financial Statements

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2003	December 31, 2002
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19,243	$25,380
Accounts receivable - trade, less allowance for doubtful accounts of $24,843 and $25,897	206,561	146,356
Prepaid expenses and other current assets	63,063	15,634
Total current assets	288,867	187,370

PROPERTY AND EQUIPMENT
Office furniture and fixtures	14,141	13,871
Computer equipment	184,367	181,669
Office and other equipment	44,911	44,911
Leasehold improvements	62,357	62,357
	305,776	302,808
Less: Accumulated depreciation and amortization	(268,567)	(256,160)
Net property and equipment	37,209	46,648

OTHER ASSETS
Land held for sale, net	127,517	150,000
Capitalized software development costs, net of accumulated amortization of $2,042,055 and $1,907,494	—	134,561
Other	6,131	6,131
Total other assets	133,648	290,692

TOTAL ASSETS	$459,724	$524,710

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2003	December 31, 2002
	(unaudited)
CURRENT LIABILITIES
Current portion of convertible debentures	$30,635	$11,932
Current portion of notes payable to officers, shareholders and affiliates	92,825	111,098
Current portion of long-term debt and credit lines	129,170	60,215
Accounts payable - trade	186,065	177,044
Payroll tax obligations	624,306	655,672
Accrued expenses	63,819	38,462
Accrued interest	326,939	301,655
Advances from officers and affiliates	64,098	7,816
Total current liabilities	1,517,857	1,363,894

CONVERTIBLE DEBENTURES, net of current portion	200,935	219,638
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES, net of current portion	791,895	808,707
LONG-TERM DEBT, net of current portion	19,399	118,326
DEFERRED COMPENSATION	480,788	430,788
Total liabilities	3,010,874	2,941,353

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value, 100,000,000 shares authorized, 42,691,423 and 36,190,497 issued and outstanding	42,691	36,190
Additional paid-in capital	5,920,988	5,477,687
Accumulated deficit	(8,514,829)	(7,930,520)
Total shareholders’ deficit	(2,551,150)	(2,416,643)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$459,724	$524,710

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	June 30,
	2003	2002

Revenues
Dietary services and supplies	$143,742	$146,422
Software sales and rental	301,974	158,586
Total revenues	445,716	305,008

Cost of revenues
Dietary services and supplies	67,248	47,374
Software sales and rental	150,393	117,787
Total cost of revenues	217,641	165,161

Gross profit	228,075	139,847

Operating expenses
Sales and marketing	33,221	8,250
General and administrative	512,549	387,205
Depreciation and amortization of property and equipment	5,527	5,541
Total operating expenses	551,297	400,996

Loss from operations	(323,222)	(261,149)

Other income (expense)
Interest expense	(94,206)	(33,934)
Unrealized loss - land held for sale	(22,483)	—
Other, net	(458)	27,214
Total other expense, net	(117,147)	(6,720)
Net loss before income tax provision	(440,369)	(267,869)
Income tax provision	—	—
Net loss	$(440,369)	$(267,869)

Basic and diluted net loss per weighted average share of common stock outstanding	$(0.01)	$(0.01)

Weighted average number of shares of basic and diluted common stock outstanding	41,170,732	35,748,257

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	June 30,
	2003	2002

Revenues
Dietary services and supplies	$276,486	$289,419
Software sales and rental	462,068	306,798
Total revenues	738,554	596,217

Cost of revenues
Dietary services and supplies	117,272	98,018
Software sales and rental	284,792	226,475
Total cost of revenues	402,064	324,493

Gross profit	336,490	271,724

Operating expenses
Sales and marketing	60,082	25,232
General and administrative	672,913	747,997
Depreciation and amortization of property and equipment	12,407	11,082
Total operating expenses	745,402	784,311

Loss from operations	(408,912)	(512,587)

Other income (expense)
Interest expense	(141,935)	(70,263)
Unrealized loss - land held for sale	(22,483)	—
Other, net	(10,979)	24,496
Total other expense, net	(175,397)	(45,767)
Net loss before income tax provision	(584,309)	(558,354)
Income tax provision	—	—
Net loss	$(584,309)	$(558,354)

Basic and diluted net loss per weighted average share of common stock outstanding	$(0.02)	$(0.02)

Weighted average number of shares of basic and diluted common stock outstanding	38,694,341	35,715,962

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

	June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(584,309)	$(558,354)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	146,968	157,874
Provision for bad debt	1,983	2,441
Common stock issued in conjunction with debt	63,204	—
Common stock issued to employees as compensation	311,000	9,625
Common stock issued as payment for consulting services	76,461	219,742
Common stock warrants issued as payment for consulting services	8,000	—
Unrealized loss - land held for sale	22,483	—
(Increase) decrease in
Accounts receivable - trade	(62,188)	26,161
Prepaid expenses and other current assets	(47,429)	(5,759)
Increase (decrease) in
Accounts payable - trade	9,021	457
Payroll tax obligations	(31,366)	6,312
Accrued expenses	25,357	(297)
Accrued interest	25,284	40,525
Deferred compensation	50,000	10,000
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	14,469	(91,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,968)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in advances from officers and affiliates	56,282	17,083
Payments on convertible debentures	—	(1,806)
Proceeds from notes payable to officers, shareholders and affiliates	—	25,000
Payments on notes payable to officers, shareholders and affiliates	(35,085)	(45,873)
Payments on long-term debt and credit lines	(29,972)	(11,810)
Proceeds from exercise of stock options	—	108,000
Payments to shareholders for exercise of stock recission rights	(8,863)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(17,638)	90,594

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,137)	(679)
Cash and cash equivalents at beginning of period	25,380	16,585
Cash and cash equivalents at end of period	$19,243	$15,906

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company’s stock over the exercise price.  Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAA 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123”, the net loss and loss per share would not have significantly differed from the reported net loss.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or on the date on which it is probable that performance will occur.

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

NOTE 2 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc. is in the business of providing dietary services, supplies, private consulting, and developing and selling proprietary dietary management software products.  Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.

SureQuest Systems, Inc. (formerly Rosegold Corporation)is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock, approved a reincorporation of the Company from the state of Nevada to the state of Delaware.  This reincorporation is a merger of the Company into a Delaware corporation of the same name.  On the effective date, the shares of SureQuest Systems, Inc. - Nevada ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc. - Delaware began trading under a new trading symbol “SUQU”.  Under the terms of the merger, holders of the Company’s common stock on the effective date received one share of the Delaware common stock in exchange for 40 shares of the Company’s Nevada common stock, resulting in a 1 for 40 reverse split for all common stockholders.  Prior to this reverse split, and effective February 26, 2003, certain shareholders (primarily officers, directors, affiliates, certain creditors and employees) representing 17,363,640 SureQuest Systems, Inc. - Nevada common shares elected to convert their Nevada common shares to Nevada Series A convertible preferred shares at a ratio of 1 Nevada preferred share issued for each 400 Nevada common shares held, resulting in the issuance of 43,409 Series A convertible preferred shares.  On the effective date of reincorporation, each Series A convertible preferred share issued was converted to 800 shares of SureQuest Systems, Inc. - Delaware common stock, resulting in the issuance of 34,727,280 SureQuest Systems, Inc. - Delaware common shares to these preferred shareholders.  The SureQuest Systems, Inc. - Nevada shareholders that were subject to the 1 for 40 reverse split received 582,268 SureQuest Systems, Inc. - Delaware common shares at the effective date of the reincorporation, resulting in a significant dilution to these common shareholders.  In addition, there were 886,324 SureQuest Systems, Inc. - Nevada common shares that were tendered to the Company in accordance with the rescission rights provided by terms of the reincorporation.  These Nevada common shares were tendered to the Company at one cent per share, the fair market value on the effective date of the reorganization, or $8,863, and canceled.

The reincorporation from Nevada to Delaware resulted in an increase in authorized common shares from 50,000,000 authorized Nevada common shares ($.001 par value) to 100,000,000 Delaware common shares ($.001 par value).  Delaware authorized preferred shares are 10,000,000 ($.001 par value).

The effects of this merger have been retroactively reflected in these consolidated financial statements for all periods presented.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses of $934,458 and $139,086 during the years ended December 31, 2002 and 2001, respectively, and a net loss of $584,309 for the six months ended June 30, 2003.  Current liabilities at June 30, 2003 of $1,517,857 exceed current assets of $288,867.  Total liabilities at June 30, 2003 of $3,010,874 exceed total assets of $459,724.  The Company’s continued existence depends upon the success of management’s continued efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to obtain capital to execute its business plan.  The Company intends to obtain capital primarily through issuance of common stock and debt refinancing.  The Company continues to obtain working capital to meet its ongoing obligations from advances from officers and affiliates.  There can be no degree of assurance that the Company will be successful in continuing to secure additional capital to sustain operations.

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

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for an officer of the Company.  This aggregate amount is convertible into common stock of the Company with the conversion price determined on the last business day of each respective year.  The amounts are cumulatively convertible.  At June 30, 2003 and thereafter, the officer can elect to convert the deferred compensation obligation outstanding at December 31, 2002 to 381,728 shares at conversion prices ranging from $.48 to $4.80 per share.  The conversion price range and number of shares eligible for conversion outstanding as of December 31, 2002 have been adjusted to reflect the forty Nevada common shares exchange for one Delaware common share.  In addition, deferred compensation earned during the six month period ended June 30, 2003 of $50,000 may also be converted beginning December 31, 2003 at a conversion price equal to the closing price at that date or at the price on the last trading day before the Company notifies the officer that it will begin to redeem the deferred compensation obligation in cash.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999, the first quarter of 2000 and a portion of the third and fourth quarters of 2002.  The Company is current with all 2003 deposits and filings.  On April 23, 2003, the Internal Revenue Service notified the Company that an offer in compromise filed by the Company offering to settle the entire obligation for $300,000 in 24 equal monthly installments of $12,500 was denied because the Company did not remain current with its deposits during the examination period.  Management believes that the Company is eligible to resubmit the offer in compromise on July 1, 2003 and plans to resubmit the offer on or before September 1, 2003 at the same terms and conditions of the previous offer.  The recorded payroll tax obligations at June 30, 2003 of $624,306 represent, in management’s opinion, the maximum that the Company will settle with the Internal Revenue Service for the actual liability plus all estimated penalties and interest.

NOTE 7 - EMPLOYEE STOCK OPTION AND GRANT PLAN

On April 22, 2003, and as part of the Company’s reorganization to Delaware, the Company adopted a 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan that authorized 9,250,000 shares of Company (Delaware) common stock to be granted pursuant to this plan. Of these 9,250,000 authorized shares, 6,750,000 shares were awarded to certain consultants during April 2003, and the remaining 2,500,000 shares represent issued warrants to certain consultants entitling the holders to exercise the warrants at prices ranging from $.002 to $.50 per share.  These warrants expire January 2004.  During July 2003, these consultants exercised $50,000 of these warrants.  The Company filed a “Form S-8” Registration Statement with the Securities and Exchange Commission on May 9, 2003 to register these shares.

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

Revenues from the Software Sales and Rental segment include sales from Canada of $38,283 and $17,104 for the six months ended June 30, 2003 and 2002, respectively.  All other revenues are from U.S. operations.

Segment Loss Allocation

Six Months Ended	Dietary Software Services and Supplies	Sales and Rental	Total

June 30, 2003

Revenue	$276,486	$462,068	$738,554

Interest Expense	53,135	88,800	141,935

Amortization - software	—	134,561	134,561

Segment Loss	(157,457)	(404,369)	(561,826)

June 30, 2002

Revenue	$289,419	$306,798	$596,217

Interest Expense	34,107	36,156	70,263

Amortization - Software	—	146,793	146,793

Segment loss	(194,693)	(363,661)	(558,354)

Segment loss Reconciliation

	2003	2002

Total loss for reportable segments	$(561,826)	$(558,354)

Unallocated amount - Unrealized loss - investment in land	(22,483)	—
Net loss	$(584,309)	$(558,354)

NOTE 9 - SHAREHOLDERS’ DEFICIT

During the six month period ended June 30, 2003, and as part of the Company’s reincorportation from Nevada to Delaware effective April 22, 2003, the Company issued 34,293,189 additional Delaware common shares to certain preferred shareholders, officers, employees, affiliates and creditors.  These additional common shares were in excess of the common shares held by other shareholders who held Nevada common shares at the effective date of the reincorporation and were valued at one cent per share, the estimated fair value on the effective date, for a total of $342,932 and allocated to the following expenses:  employee compensation of $279,267, consulting expense of $2,961 and interest expense of $60,704.  In addition, the Company issued 7,350,000 Delaware common shares to certain consultants that were valued at one cent per share and a $73,500 expense was recorded as a general and administrative expense.  As part of this conveyance, certain consultants also received warrants with an exercise price below fair market value at date of grant.  The Company recorded a $8,000, the estimated fair value of the warrants on the date of grant,  expense in recognition of this issuance.  Also, during the first quarter, 250,000 Nevada shares were issued to a creditor as consideration for extending a note maturity and a $2,500, the estimated fair value on the date of grant, interest expense was recorded.  Finally, two Nevada common shareholders elected to exercise their right of rescission under terms of the “Information Statement Relating to the Reincorporation in Delaware” and in the aggregate conveyed 886,324 Nevada shares at $.01 per share, the estimated fair value on the effective date, for a total of $8,863.

NOTE 10 - LOSS PER SHARE

Effective April 22, 2003, the Company reincorporated from the state of Nevada to the State of Delaware in accordance with a Plan and Agreement of Merger authorized by the majority of shareholders on February 26, 2003, as previously discussed in Note 2.  The accompanying loss per share for the periods ended June 30, 2003 and June 30, 2002 are presented as if this reincorporation was effective January 1, 2002 giving effect to the reverse and conversion of the Preferred shares to common at the ratios stated herein.

NOTE 11 - SUBSEQUENT EVENTS

On August 5, 2003, the Company was notified by a significant customer that it was terminating a contract with the Company to distribute the Company’s software and menu services through a private label. This termination will be effective October 6, 2003.  During 2002 and 2001, this customer accounted for 28% and 22%, respectively, of the Company’s total revenues for those years.  As of June 30, 2003, this customer accounted for 21% of the Company’s six months ended June 30, 2003 total revenues.

During July 2003, certain consultants exercised 1,000,000 warrants at an issue price of $.002 and 192,000 warrants at an issue price of $.25.  1,192,000 shares were issued in exchange for $50,000.

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

OVERVIEW AND RECENT DEVELOPMENTS

SureQuest Systems, Inc. (the “Company”) is a provider of dietary and food management software, menu services and dietary consulting to the institutional food service industry.  Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care segment of the industry represented by nursing homes and assisted living facilities.  During 2003, the Company entered into an agreement with a leading food manufacturer to provide nutritional analysis and dietary consulting services to reformulate products for the healthcare industry.  Both the Company and the manufacturer have agreed to work closely to adapt the manufacturer’s growing line of prepared food products.  The Company’s wholly-owned subsidiaries’ operations, assets and liabilities are insignificant and not material to the Company’s operations.

SureQuest Systems, Inc. (formerly Rosegold Corporation) is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19,1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares fo the Company’s common stock, approved a reincorporation of the Company from the state of Nevada to the state of Delaware.  This reincorporation is a merger of the Company into a Delaware corporation of the same name.  The reincorporation and plan of merger provides management the necessary controls to direct the Company’s future business operations.  Specific benefits of the reincorporation is defined in the “Information Statement Relating to the Reincorporation in Delaware by the Merger of SureQuest Systems, Inc. (a Nevada Corporation) into SureQuest Systems, Inc. (a Delaware Corportaion)” filed with the Securities and Exchange Commission on March 31,2003.

On the effective date of the reincorporation, April 22, 2003, the shares of SureQuest Systems, Inc. - Nevada (symbol “DIET”) ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc. - Delaware (symbol “SUQU”) began trading.  Under the terms of this merger, holders of the Company’s common stock received one share of the Delaware common stock in exchange for 40 shares of the Company’s Nevada common stock, resulting in a 1 for 40 reverse split for all common shareholders.  Prior to this reverse split, and effective February 26, 2003, certain shareholders (primarily officers, directors, affiliates, certain creditors and employees) representing 17,363,640 SureQuest Systems, Inc. - Nevada common shares elected to convert their Nevada common shares to Nevada Series A convertible preferred shares at a ratio of 1 Nevada preferred share issued for each 400 Nevada common shares held, resulting in the issuance of 43,409 Series A convertible preferred shares.  At the effective date of the merger, each Series A convertible preferred share issued was converted to 800 shares of SureQuest Systems, Inc. - Delaware common stock, resulting in the issuance of 34,727,280 SureQuest Systems, Inc. - Delaware common shares to these preferred shareholders.  The Board of Directors granted this award because it believes that management, employees, and certain creditors must have additional financial incentives to be retained due to the significant lower than market compensation levels.  The Company recognized an interest expense provision of $63,204, consulting expense of $76,461 and an employee compensation expense of $311,000 related to common stock awards during the six month period ended June 30, 2003.  The SureQuest Systems, Inc. - Nevada shareholders that were subject to the 1 for 40 reverse split received 582,268 SureQuest Systems, Inc. - Delaware common shares, resulting in a significant dilution to these common shareholders.  In addition, shareholders tendered 886,324 SureQuest Systems, Inc. - Nevada common shares to the Company in accordance with the rescission rights provided by terms of the merger.  These shareholders received $8,863 for their Nevada shares or one cent per share and these shares were subsequently canceled.

On April 22, 2003 and as part of the Company’s reorganization to Delaware, the Company adopted a 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan that authorized 9,250,000 shares of Delaware common stock to be granted pursuant to this plan.  6,750,000 of these shares were awarded to certain consultants during April 2003, 1,192,000 warrants were exercised by consultants during July 2003 at exercise prices of $.002 and $.25 (aggregate proceeds of $50,000 to Company) and 1,308,000 warrants remain outstanding at exercise prices of $.25 and $.50.  The expense provision related to the grant of these consultant S-8 shares and warrants for the three months ended June 30, 2003 is $73,500 and $8,000, respectively.

The reincorporation from Nevada to Delaware resulted in an increase in authorized common shares from 50,000,000 authorized Nevada common shares ($.001 par value) to 100,000,000 Delaware common shares ($.001 par value).  Delaware authorized preferred shares are 10,000,000 ($.001 par value).  The effects of this merger have been retroactively reflected in these consolidated financial statements for all periods presented.

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary technology that provides nutrition management systems and services to food service institutions in 47 states and Canada through strategic partner networks.  These networks, comprising certain of the largest food distribution, food service management and healthcare management companies in the United States and Canada, have aligned with the Company because of their recognition that the Company’s menu based products and services offer the most comprehensive features in the industry.  The Company’s software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over 50 nutrients of foods consumed.  During 2002 and 2003, the Company has been successful in using the Internet to provide real time product demonstrations to proposed customers. The Company has also implemented this same technology application in product training after purchase and installation.  This technology has significantly reduced travel costs to the customer, accelerated teaching and training and provided flexibility in scheduling.

During the first six months of 2003, Company revenues increased $142,337 over the same period in 2002 and $140,708 for the three months ended June 30, 2003 as compared to the same period in 2002.  These increases are primarily due to the license sale of a multiple facility customer that realized $120,000 of revenues from this multi- facility customer.  In addition, the Company will also realize recurring monthly revenues from this monthly facility customer that began June 2003 for menu services and technical support and maintenance fees.  The Company estimates that this contract will realize revenues of over $1,000,000 during the course of the five year agreement.  During 2003, our distribution alliances continue to install new placements.  The Company is currently negotiating with several significant existing alliances as well as new potential customers that have expressed interest in significant multi-license purchases and menu services.  Management believes that one or more of these relationships will be consummated during the third quarter of this year.  However, the success of these marketing efforts cannot be assured.  During August 2003, the Company received a contract cancellation notice effective October 6, 2003 from a long-standing private label distributor.  The Company primarily provided hard copy menu services to the distributor’s customers. This distributor contributed 28% of the Company’s total 2002 revenues and 21% of the Company’s first seven month total revenues ended July 31, 2003.  Although significant, the 2003 revenues from this distributor declined in dollars and as a percentage of total revenues.  Despite this loss, management believes that 2003 total revenues will significantly exceed 2002 total revenues because of new 2003 alliances and the projected purchase of additional licenses by a current distributor.  In addition, the Company is negotiating with a major private label distributor to increase the level of support from second tier to first tier, thereby increasing the monthly support fee from this distributor to over 140 facilities.  These negotiations should conclude during September 2003 with implementation during the fourth quarter of 2003.

Primarily due to expenses related to the reincorporation from Nevada to Delaware and other stock related compensation expenses, management projects that the Company will realize a net loss for the year 2003.  However, management projects that the Company will realize a positive EBITDA (earnings before interest, taxes, depreciation and amortization) during 2003.  Of significance, the Company for the six month period ended June 30, 2003 had a $14,469 net cash provided by operating activities as compared to a $91,273 used in operating activities for the same six month period in 2002.

As previously reported, the Company has also identified certain new products that can be introduced in which current customers have expressed interest.  One of these products is a hand held dietary clinical module that can be designed using the architecture of our present dietary software and brought to market during 2004.  The Company is in discussions with an entity to joint venture the development of this product, and proposes not using the Company’s cash resources in exchange for a royalty arrangement with the programmers.

In order to successfully implement the Company’s business plan, the Company continues in its efforts to secure capital.  While management will continue to focus on revenue growth, profitability and product maintenance and development, the Company will nevertheless continue to seek capital from private sources.  If this capital is not secured, the Company is in jeopardy that it may not be able to sustain operations.  During the first six months of 2003, the Company’s revenues were not sufficient to operate and meet debt service obligations.  To meet these obligations, the Company received $56,282 in advances from officers and affiliates during the first six months of 2003.

For the six months ended June 30, 2003, the Company had a net loss of $584,309 as compared to a net loss of $558,354 for the same period in 2002.  For the three months ended June 30, 2003, the Company incurred a net loss of $440,369 as compared to a net loss of $267,869 for the same period in 2002.  During the three months ended June 30, 2003, the Company increased its revenues to $445,716 as compared to $305,008 during the same three month period in 2002 primarily due to a $120,000 license sale during

2003.  Although revenues increased during this 2003 three month period, the net loss increased primarily due to the impact of the corporate reincorporation from Nevada to Delaware, the common stock and warrant issuances during the second quarter of 2003 related to compensation to employees ($311,000), compensation to consultants ($84,461) and debt ($63,204).  In addition, the Company incurred a $22,483 unrealized loss on land held for sale.  These same non cash expenses contributed to the six month loss of $584,309 during 2003.  During the six month period ended June 30, 2002, the Company issued stock as compensation for consultant services of $219,742 as compared to $76,461 for the same period in 2003.  Common stock issued to employees as compensation increased from $9,625 during the six month period ended June 30, 2002 to $311,000 for the same period in 2003.  The majority of these stock issuances during 2002 were a result of special marketing efforts on behalf of the Company in order to increase shareholder value and bring awareness to the Company and its products and services.

Absent additional working capital and/or increased revenue growth during 2003, the Company may not retain all of its present management and implementation of the Company’s business plan may be jeopardized.  The Company may not be able to sustain operations without a consolidation of its debt through restructuring or principal payment deferments of its obligations.  In addition, during 2003 and 2002, approximately 61% of the Company’s monthly recurring revenues are concentrated with three customers, one of which has terminated its contractual relationship with the Company effective October 6, 2003.  This customer contributed 28% and 21% of the total Company’s revenues for the year 2002 and the seven month period ended July 31, 2003.

During the second quarter of 2003, the Company was notified by the Internal Revenue Service that its offer in compromise was denied because of the Company’s failure to deposit timely federal employee withholding taxes related to the third and fourth quarters of 2002.  Management believes that the Company is eligible to refile an offer in compromise and plans to do so on or prior to September 1, 2003 at the same terms and conditions of the previous offer, and is confident that this refiling will be approved by the Internal Revenue Service at a settlement amount lower than the recorded payroll tax obligation of $624,306 at June 30, 2003.  However, there can be no assurance that an offer in compromise will be approved or if approved, that the Company will have sufficient revenues to meet its obligations.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended June 30, 2003 were $445,716, an increase of $140,708 from total revenues of $305,008 for the corresponding three month period ended June 30, 2002.  Total revenues for the six months ended June 30, 2003 were $738,554, a $142,337 increase from total revenues of $596,217 for the corresponding six month period ended June 30, 2002.  Effective October 6, 2003, a major customer representing 28% of total 2002 revenues and 21% of total six months ended June 30, 2003 revenues has terminated its contractual relationship with the Company.  These revenues were primarily dietary services and supplies revenues.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $143,742 for the three months ended June 30, 2003, a decrease of $2,680 from total dietary services and supplies revenues of $146,422 for the corresponding three month period ended June 30, 2002.  Total dietary services and supplies revenues were $276,486 for the six months ended June 30, 2003, a $12,933 decrease from the same six month period in 2002.  This decrease of $12,933 during 2003 is primarily due to a decrease in forms revenues of $14,282.  2002 and 2003 dietary services and supplies revenues are primarily realized through two food distribution networks, one of which has terminated its contract with the Company effective October 6, 2003.  This customer contributed $157,112 dietary services and supplies revenues for the six month period ended June 30, 2003.  The Company has contracted with a new customer for software and dietary services and supplies.  Recurring monthly revenues began June 1, 2003 and $12,150 dietary services and supplies revenues were realized in that month.  These recurring monthly revenues will decrease incremently over an approximate six month period as this customer installs the Company’s software in approximately 270 long-term care facilities.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $301,974 for the three months ended June 30, 2003, an increase of $143,388 from total software sales and rental revenues of $158,586 for the corresponding three month period ended June 30, 2002.  This increase of $143,388 is primarily due to a $120,000  software license sale to a 270 facility customer offset by a decrease in DOS software revenues of $3,788 during the second quarter of 2003 and an increase of $4,862 in direct software sales.  Total software sales and rental revenues for the six month period ended June 30, 2003 were $462,068, a $155,270 increase over the same six month period in 2002.  This increase of $155,270 is primarily due to the $120,000 license sale to a 270 facility customer, a $22,932 increase in direct software sales, and a $19,796 increase in technical support and maintenance fees revenues offset by a $4,792 decrease in DOS revenues. DOS systems products and services revenues will continue to decrease as customers upgrade to our “Three Squares” (Windows) version. Revenues through existing and proposed marketing alliances are projected to continue to increase during 2003 as compared to 2002 due to new alliances created during 2003.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $67,248 (47% of dietary services and supplies 2003 revenues) for the three months ended June 30, 2003, an increase of $19,874 from total dietary services and supplies cost of revenues of $47,374 (32% of dietary services and supplies 2002 revenues) for the corresponding period ended June 30, 2002.  This increase is primarily due to a $14,052 increase in service bureau salaries due to an increase in staffing and a $5,144 employee stock grant and a one time $2,364 expense related to special forms.   Dietary services and supplies cost of revenues was $117,272 (42% of dietary services and supplies cost of revenues) for the six months ended June 30, 2003, a $19,254 increase from total dietary services and supplies cost of revenues of $98,018 (34% of dietary services and supplies 2002 revenues) for the corresponding six month period ended June 30, 2002.  This increase during 2003 is primarily attributable to a $14,440 increase in employee salaries, and a $2,364 expense related to special forms.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $150,393 (50% of software sales and rental 2003 revenues) for the three months ended June 30, 2003, an increase of $32,606 from total software sales and rental cost of revenues of $117,787 (74% of software sales and rental 2002 revenues) for the corresponding period ended June 30, 2002.  The increase of $32,606 in cost of revenues during 2003 as compared to 2002 is primarily due to a $15,000 expense provision related to the $120,000 software sale, a $6,450 increase in support salaries due to the addition of one employee, an increase of $5,558 in direct training expense, and a $9,600 increase in outside programming costs.  Software amortization decreased $12,233 due to a final amortization provision during June 2003.  The Company’s proprietary software is now completely amortized and there will be no additional amortization provisions related to these systems.  Total software sales and rental cost of revenues was $284,792 (62% of software sales and rental 2003 revenues) for the six month period ended June 30, 2003, an increase of $58,317 over 2002 software sales and rental cost of revenues of $226,475 (74% of software sales and rental 2002 revenues) during the same six month period in 2002.  The increase in 2003 cost as compared to the same period in 2002 is primarily due to a $19,200 increase during 2003 in outside programming costs, a $15,000 expense provision related to the $120,000 software sale, a $14,135 addition to support salaries, a $6,798 increase in installation travel expenses and a $8,091 increase in training salaries.  These increases during 2003 were offset by a decrease in software amortization expense of $12,233 due to a final amortization provision during June 2003.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $33,221 (7% of total 2003 second quarter revenues) for the three months ended June 30, 2003, an increase of $24,971 from total sales and marketing expenses of $8,250 (3% of total 2002 third quarter revenues) for the corresponding period ended June 30, 2002.  The increase of $24,971 during the second quarter of 2003 as compared to the same period in 2002 is primarily due to the Company reclassifying $12,872 expense of a former officer to sales and an increase of $4,801 in employee stock compensation, and a $1,816 increase in sales travel expenses. Total sales and marketing operating expenses were $60,082 (8% of six month ended June 30, 2003 revenues), an increase of $34,850 from sales and marketing operating expenses of $25,232 (4% of six month ended June 30, 2002 revenues) during the corresponding six month period in 2002.  This $34,850 increase during 2003 corresponds to the same expense variances as those during the three month period ended June 30, 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $512,549 (115% of total second quarter 2003 revenues) for the three months ended June 30, 2003, an increase of $125,344 from total general and administrative expenses of $387,205 (127% of total second quarter 2002 revenues) for the corresponding three month period ended June 30, 2002. The increase of $125,344 during the second quarter of 2003 as compared to the same period in 2002 is primarily due to the following increases during 2003 as compared to 2002:  $267,144 employee stock compensation including $263,372 to officers; $83,972 award to consultants of which $84,586 relates to stock and warrant compensation ($189,522 awarded during the second quarter of 2002); public accountant services of $8,925 and business and property taxes of $8,460 and to the following decreases as compared to the same three month period in 2002:  bad debt expense of $2,355; office rent of $2,883 due to a one month rent reduction in June 2003; equipment leases of $1,190; maintenance and repair of $4,467 and cleaning expense of $1,914.  Total general and administrative expenses were $672,913 (91% of total six month 2003 revenues) for the six month period ended June 30, 2003, a decrease of $75,084 from total general and administrative expenses of $747,997 (125% of total six month 2002 revenues).  This decrease of $75,084 is primarily the net result of the following increases and decreases during the six month period ended June 30, 2003 as compared to the same period in 2002:  Increases - officers salaries of $244,740 due to stock compensation; miscellaneous of $2,616; meals and entertainment of $1,166; postage of $1,453; and business and property taxes of $8,460; and the following decreases: in-house consultant of $21,750 due to termination; general office salaries of $10,971 due to expense reclassification; long distance expense of $5,531 due to a lower negotiated rate; office rent decrease of $3,764; legal fees of $33,202; and $226,548 in outside consultant fees (primarily through stock compensation) and maintenance and repair expense of $7,377. A significant percentage of both 2003 and 2002 general and administrative expenses is stock compensation.  Refer to the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 for scheduled expenses related to common stock and other non cash provisions.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $5,527 for the three months ended June 30, 2003, a decrease of $14 from total depreciation and amortization expense of $5,541 for the corresponding period ended June 30, 2002.  Depreciation and amortization expense was $12,407 for the six month period ended June 30, 2003, a $1,325 increase from the same six month period in 2002.

INTEREST EXPENSE

Interest expense was $94,206 for the three months ended June 30, 2003, an increase of $60,272 over the total of $33,934 for the corresponding period ended June 30, 2002.  The increase of $60,272 during the second quarter of 2003 is primarily due to a stock award of $60,704 to certain creditors as part of the reincorporation from the state of Nevada to Delaware.  Interest expense for the first six months of 2003 was $141,935, a $71,672 increase from interest expense of $70,263 for the same six month period in 2002. In addition to the $60,704 creditor stock award, the Company also during 2003 awarded common stock valued at $2,500 to a creditor to extend payment terms.

UNREALIZED LOSS - LAND HELD FOR SALE

During the second quarter of 2003, the Company recognized a $22,483 reduction in its valuation of land.  The Company contracted for sale of the property and has recognized as the valuation the net proceeds from the proposed sale at $127,517.

OTHER

Other expense was $458 for the three months ended June 30, 2003, an increase of $27,672 from other income of $27,214 for the same three month period in 2002.  During 2002, the Company realized a $30,294 gain resulting from a negotiated settlement of a vendor trade payable outstanding.  Other expense was $10,979 for the six months ended June 30, 2003, an increase of $35,475 from other income of $24,496 during the same six month period in 2002.  During 2003, the Company recognized additional tax penalties of $10,979 related to 2002 employee payroll tax withholding deposits.  During 2002, the Company realized a $30,294 gain from a debt settlement.

LIQUIDITY

The Company realized a net loss of $584,309 and $558,354 for the six month periods ended June 30, 2003 and 2002, respectively.  The net loss recognized in each six month period is primarily due to a 2002 marketing and public relation campaign for which the Company incurred $309,824 of expense and, during 2003, employee, creditor and consultant stock compensation awards of $458,665. The Company also during 2003 recognized a $22,483 unrealized loss on its land investment to reflect the proceeds of a proposed sale of the property.

Historically, and for the six month period ended June 30, 2003, the Company’s monthly revenues have not been sufficient to meet its operating and debt service obligations.  The Company must increase its monthly revenues in the near term to continue operations or severely reduce personnel at the management level and also must be successful in negotiating with creditors to defer payments.  The Company awarded management, employees and creditors common stock as incentive to continue their respective association with the Company.  The Company’s auditors issued a going concern opinion report in the Company’s December 31, 2002 and 2001 10-KSB annual filing expressing substantial doubt that the Company will realize sufficient revenues and/or be able to raise additional investor capital to meet its obligations.  During 2002, the Company was able to sustain operations from advances from an officer and through the deferment of payroll tax obligations for the second and third quarters of 2002.  During 2003, the Company received $56,282 of net advances from officers and affiliates to sustain operations.

In addition, a major customer has effective October 6, 2003 terminated its contractual relationship with the Company to provide dietary menu services.  This customer represented 28% of total 2002 revenues and 21% of the total revenues for the six month period ended June 30, 2003.  The Company must capture additional revenues to offset this loss.  A portion of this loss is offset by a new multi-facility relationship that provides recurring monthly revenues for menu services and support fees.

The Company has historically financed its operations primarily through debt financing provided by shareholders, officers and affiliates.  Due to continued historical operating losses and the obligation to the Internal Revenue Service for 1998, 1999, 2000 and 2002 payroll taxes, the Company has been unable to secure financing through conventional sources.  The Company must demonstrate that it can attain and sustain profitability to access debt capital.

At June 30, 2003, the Company decreased its cash position $6,137 from December 31, 2002.  This compares to a decrease of $679 in the Company’s cash position at June 30, 2002 as compared to December 31, 2001.  The Company provided net cash in operations of $14,469 for the six month period ended June 30, 2003 as compared to $91,273 net cash used in operations for the same period in 2002.  Adjustments to reconcile the net loss to net cash used in operations for the six month period ended June 30, 2003 include depreciation and amortization of $146,968 ($157,874 in 2002), unrealized loss - investment in land $22,483 ($0 in 2002); common stock issuance in conjunction with debt of $63,204($0 in 2002), common stock issued to employees as compensation of $311,000 ($9,625 in 2002), common stock and warrants issued as payment for consultant services of $84,461 ($219,742 in 2002), increase in accounts receivable - trade of $62,188 (decrease of $26,161 in 2002), increase in prepaid expenses and other current assets of $47,429 (increase of $5,759 in 2002), increase in accounts payable - trade of $9,021 (increase of $457 in 2002), decrease in payroll tax obligations of $31,366 (increase of $6,312 in 2002), increase in accrued expenses of $25,357 (decrease of $297 in 2002), increase in accrued interest of $25,284 (increase of $40,525 in 2002), and an increase in deferred compensation of $50,000 (increase of $10,000 in 2002).

The Company used net cash in financing activities of $17,638 for the six month period ended June 30, 2003 as compared to net cash provided by financing activities of $90,594 for the same period in 2002.  These cash flows used in financing activities during 2003 included no payments on convertible debentures ($1,806 in 2002), payments on notes payable to officers, shareholders and affiliates of $35,085 ($45,873 in 2002), and payments on long term debt and credit lines of $29,972 ($11,810 in 2002).  In addition, the Company during the six month period in 2002 received proceeds of

$25,000 from a note payable to an affiliate, $108,000 from an employee exercise of stock options, and $17,083 proceeds from advances from officers and affiliates.  During the same six month period ended June 30, 2003, the Company received net proceeds of $56,282 from advances from officers and affiliates.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

Recent Issuance of Unregistered Securities:  During the six months ended June 30, 2003, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the “Acts”).  Unless otherwise stated, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of the receipt of these securities, and that they were knowledgeable about our operations and financial condition.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions.  These transactions did not involve a public offering.  Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

The Company issued 250,000 shares of common stock as consideration for the extension of the maturity of a certain debt instrument.  We valued this stock at $.01 per share with an aggregate value of $2,500.  This transaction is exempt from registration pursuant to Section 4 (2) of the Act.

Effective February 26, 2003, certain shareholders representing 17,363,640 common shares were authorized by the Board of Directors and elected to convert these 17,363,640 common shares to 43,409 Convertible Preferred Shares-Series A.  Each share of the Series A Convertible Preferred Shares entitle the holder to 800 shareholder votes and the common shareholders not authorized to convert their common shares continue to receive one vote for each common share held.  Effective April 22, 2003, the Preferred shareholders converted each share of Nevada Preferred Stock to 800 shares of Delaware Common shares.  In addition and effective February 26, 2003, a consultant received 750 Nevada Convertible Preferred shares and effective April 22, 2003 elected to convert these shares to 600,000 Delaware Common shares.

On May 9, 2003 the Company filed a “Form S-8” Registration Statement with the Securities and Exchange Commission to register shares in conjunction with the Company’s adoption of a “2003 Directors, Officers, and Consultants Stock Option, Stock Warrant, and Stock Award Plan” that authorized 9,250,000 shares of Company Common stock to be granted.  6,750,000 of these shares were awarded during April 2003 to certain consultants and the remaining 2,500,000 shares represent warrants exerciseable by consultants at $.002 to $.50 per share.  1,192,000 of these warrants were exercised during July 2003 at per share prices of $.002 and $.25.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

On February 26, 2003, certain of the Company’s officers, directors, affiliates and other owners of preferred stock that represent a majority of the Company’s outstanding voting shares, signed written consents approving the reincorporation of the Company from Nevada to Delaware.  As a result of these consents, the reincorporation was approved on this date and the reincorporation was effective April 22, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.1                         2002 Stock Option and Grant Plan (1)

4.2                         2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan (2)

4.3                         Information Statement Relating to the Reincorporation in Delaware by the Merger of SureQuest Systems, Inc., a Nevada Corporation, into SureQuest Systems, Inc., a Delaware Corporation (3)

4.4                         Changes in Control of Registrant (4)

4.5                         Press Release Announcing Revised Business Model (5)

31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(1) incorporated by reference to SureQuest Systems, Inc.’s Current Report on Form 8-K dated February 21, 2002 and S-8 filing dated February 7, 2002

(2) incorporated by reference to SureQuest Systems, Inc.’s Form S-8 filing dated May 9, 2003

(3) incorporated by reference to SureQuest Systems, Inc.’s Form DEF 14C filing dated March 31, 2003

(4) incorporated by reference to SureQuest Systems, Inc.’s Form 8-K filing dated May 7, 2003

(5) incorported by reference to SureQuest Systems, Inc.’ Form 8-K filing dated June 16, 2003

Signature

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SureQuest Systems, Inc., a Delaware Corporation

(Registrant)

Date: August 14, 2003

BY: /s/	C. Scott Sykes, Jr.
President