Form 10QSB
period 2003-09-30
SUREQUEST SYSTEMS INC
filed 2003-11-14
CIK 1029405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

SUREQUEST SYSTEMS, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE	41-1826635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13606 T I Blvd., Dallas, Texas 75243
(Address of principal executive offices)

972 / 238-7200
(Issuer’s Telephone Number)

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

As of September 30, 2003, 44,106,423 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	December 31, 2002
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$58,828	$25,380
Accounts receivable - trade, less allowance for doubtful accounts of $18,836 and $25,897	185,173	146,356
Current portion of notes receivable	13,705	2,500
Prepaid expenses and other current assets	33,437	13,134
Total current assets	291,143	187,370

NOTES RECEIVABLE - net of current portion	100,841	—

PROPERTY AND EQUIPMENT
Office furniture and fixtures	14,141	13,871
Computer equipment	184,367	181,669
Office and other equipment	44,911	44,911
Leasehold improvements	62,357	62,357
	305,776	302,808
Less: Accumulated depreciation and amortization	(271,157)	(256,160)
Net property and equipment	34,619	46,648

OTHER ASSETS
Land held for sale, net	—	150,000
Capitalized software development costs, net of accumulated amortization of $2,042,055 and $1,907,494	—	134,561
Other	6,131	6,131
Total other assets	6,131	290,692

TOTAL ASSETS	$432,734	$524,710

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2003	December 31, 2002
	(unaudited)
CURRENT LIABILITIES
Current portion of convertible debentures	$6,584	$11,932
Current portion of notes payable to officers, shareholders and affiliates	73,624	111,098
Current portion of long-term debt and credit lines	49,339	60,215
Accounts payable - trade	142,767	177,044
Payroll tax obligations	630,249	655,672
Accrued expenses	52,662	38,462
Accrued interest	337,963	301,655
Advances from officers and affiliates	67,808	7,816
Total current liabilities	1,360,996	1,363,894

CONVERTIBLE DEBENTURES, net of current portion	222,042	219,638
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES, net of current portion	788,239	808,707
LONG-TERM DEBT, net of current portion	82,606	118,326
DEFERRED COMPENSATION	505,789	430,788
Total liabilities	2,959,672	2,941,353

COMMITMENTS AND CONTINGENCIES (Note 4)	—	—

SHAREHOLDERS’ DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value, 100,000,000 shares authorized, 44,106,423 and 36,190,497 issued and outstanding	44,106	36,190
Additional paid-in capital	6,034,448	5,477,687
Accumulated deficit	(8,605,492)	(7,930,520)
Total shareholders’ deficit	(2,526,938)	(2,416,643)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$432,734	$524,710

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	September 30,
	2003	2002

Revenues
Dietary services and supplies	$157,465	$138,228
Software sales and rental	159,568	157,016
Total revenues	317,033	295,244

Cost of revenues
Dietary services and supplies	67,227	54,071
Software sales and rental	74,043	125,276
Total cost of revenues	141,270	179,347
Gross profit	175,763	115,897

Operating expenses
Sales and marketing	17,227	15,887
General and administrative	216,069	204,906
Depreciation and amortization of property and equipment	2,930	5,541
Total operating expenses	236,226	226,334

Loss from operations	(60,463)	(110,437)

Other income (expense)
Interest expense	(30,216)	(38,899)
Unrealized loss - land held for sale	—	(127,300)
Realized gain - land held for sale	16	—
Other, net	—	(10,761)
Total other expense, net	(30,200)	(176,960)
Net loss before income tax provision	(90,663)	(287,397)
Income tax provision	—	—
Net loss	$(90,663)	$(287,397)

Basic and diluted net loss per weighted average share of common stock outstanding	$(0.00)	$(0.01)

Weighted average number of shares of basic and diluted common stock outstanding	43,515,592	35,782,497

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	September 30,
	2003	2002

Revenues
Dietary services and supplies	$433,951	$427,647
Software sales and rental	621,636	463,814
Total revenues	1,055,587	891,461

Cost of revenues
Dietary services and supplies	184,500	152,089
Software sales and rental	358,834	351,751
Total cost of revenues	543,334	503,840
Gross profit	512,253	387,621

Operating expenses
Sales and marketing	77,309	39,960
General and administrative	888,982	954,063
Depreciation and amortization of property and equipment	14,997	16,622
Total operating expenses	981,288	1,010,645

Loss from operations	(469,035)	(623,024)

Other income (expense)
Interest expense	(172,151)	(109,162)
Unrealized loss - land held for sale	(22,483)	(127,300)
Realized gain - land held for sale	16	—
Other, net	(11,319)	13,734
Total other expense, net	(205,937)	(222,728)
Net loss before income tax provision	(674,972)	(845,752)
Income tax provision	—	—
Net loss	$(674,972)	$(845,752)

Basic and diluted net loss per weighted average share of common stock outstanding	$(0.02)	$(0.02)

Weighted average number of shares of basic and diluted common stock outstanding	40,560,011	35,738,384

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(674,972)	$(845,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	149,558	236,811
Provision for bad debt	3,193	6,820
Common stock issued in conjunction with debt	63,204	—
Common stock issued to employees as compensation	311,000	19,624
Common stock issued as payment for consulting services	91,336	219,742
Common stock warrants issued as payment for consulting services	8,000	—
Unrealized loss - land held for sale	22,483	127,300
Realized gain - land held for sale	(16)	—
(Increase) decrease in
Accounts receivable - trade	(42,010)	24,841
Prepaid expenses and other current assets	(20,304)	(9,519)
Increase (decrease) in
Accounts payable - trade	(34,277)	(2,279)
Payroll tax obligations	(25,423)	36,125
Accrued expenses	14,200	(53)
Accrued interest	36,308	45,099
Deferred compensation	75,001	15,000
NET CASH USED IN OPERATING ACTIVITIES	(22,719)	(126,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,968)	(3,177)
Proceeds from sale of land	15,488	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,520	(3,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in advances from officers and affiliates	59,992	52,083
Proceeds from convertible debentures	—	20,932
Payments on convertible debentures	(2,944)	(1,806)
Proceeds from notes payable to officers, shareholders and affiliates	—	25,000
Payments on notes payable to officers, shareholders and affiliates	(57,942)	(68,195)
Payments on long-term debt and credit lines	(46,596)	(19,543)
Proceeds from exercise of stock options	—	108,000
Proceeds from exercise of warrants	100,000	—
Payments to shareholders for exercise of stock recission rights	(8,863)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,647	116,471

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,448	(12,947)
Cash and cash equivalents at beginning of period	25,380	16,585
Cash and cash equivalents at end of period	$58,828	$3,638

NONCASH FINANCING ACTIVITIES:

Note receivable received for sale of land	$112,046	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

SureQuest Systems, Inc. (formerly Rosegold Corporation)is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock, approved a reincorporation of the Company from the state of Nevada to the state of Delaware.  This reincorporation is a merger of the Company into a Delaware corporation of the same name.  On the effective date, the shares of SureQuest Systems, Inc. - Nevada, ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc. - Delaware began trading over the counter bulletin board under a new trading symbol “SUQU”.  Under the terms of the merger, holders of the Company’s common stock on the effective date received one share of the Delaware common stock in exchange for 40 shares of the Company’s Nevada common stock, resulting in a 1 for 40 reverse split for all common stockholders.  Prior to this reverse split, and effective February 26, 2003, certain shareholders (primarily officers, directors, affiliates, certain creditors and employees) representing 17,363,640 SureQuest Systems, Inc. - Nevada common shares elected to convert their Nevada common shares to Nevada Series A convertible preferred shares at a ratio of 1 Nevada preferred share issued for each 400 Nevada common shares held, resulting in the issuance of 43,409 Series A convertible preferred shares.  On the effective date of reincorporation, each Series A convertible preferred share issued was converted to 800 shares of SureQuest Systems, Inc. - Delaware common stock, resulting in the issuance of 34,727,280 SureQuest Systems, Inc. - Delaware common shares to these preferred shareholders.  During the second quarter of 2003, the Company incurred a $342,932 charge related to the issuance of these Delaware common shares. This charge was allocated as follows: $263,372 to officer salaries, $14,403 to employee salaries, $60,699 to interest expense and $4,458 to consultant expense. The SureQuest Systems, Inc. - Nevada shareholders that were subject to the 1 for 40 reverse split received 582,268 SureQuest Systems, Inc. - Delaware common shares at the effective date of the reincorporation, resulting in a significant dilution to these common shareholders.  In addition, there were 886,324 SureQuest Systems, Inc. - Nevada common shares that were tendered to the Company in accordance with the rescission rights provided by terms of the reincorporation.  These Nevada common shares were tendered to the Company at one cent per share, the fair market value on the effective date of the reorganization, or $8,863, and canceled.

The reincorporation from Nevada to Delaware resulted in an increase in authorized common shares from 50,000,000 authorized Nevada common shares ($.001 par value) to 100,000,000 Delaware common shares ($.001 par value) and an increase in authorized preferred shares from 1,000,000 authorized Nevada preferred shares ($.001 par value) to 10,000,000 Delaware preferred shares ($.001 par value).

The effects of this merger have been retroactively reflected in these consolidated financial statements for all periods presented.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses of $934,458 and $139,086 during the years ended December 31, 2002 and 2001, respectively, and a net loss of $674,972 for the nine months ended September 30, 2003.  Current liabilities at September 30, 2003 of $1,360,966 exceed current assets of $291,143.  Total liabilities at September 30, 2003 of $2,959,672 exceed total assets of $432,734.  The Company’s continued existence depends upon the success of management’s continued efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to obtain capital to execute its business plan and/or to increase revenues.  The Company intends to obtain capital primarily through issuance of common stock and debt refinancing.  The Company continues to obtain working capital to meet its ongoing obligations from advances from officers and affiliates.  During the nine months ended September 30, 2003, the Company received $59,992 in net advances from officers and $100,000 proceeds from the exercise of warrants.  There can be no degree of assurance that the Company will be successful in continuing to secure additional capital to sustain operations.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business.  Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company’s financial position or its results of operations.

Effective October 1, 2003, the Company’s chief financial officer resigned and agreed to continue to provide financial services in a consultant capacity through the period ended December 31, 2004.  Compensation for these services primarily includes 200,000 shares of the Company’s common stock to be vested at 50,000 shares each quarter beginning October 1, 2003.  The shares will be valued at the closing bid price at the date prior to the beginning of each quarter.  If this bid price at the close of each quarter is below $.20 per share, the Company will provide the difference between the $.20 per share and actual closing bid price in cash.

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for an officer of the Company.  This aggregate amount is convertible into common stock of the Company with the conversion price determined on the last business day of each respective year.  The amounts are cumulatively convertible.  At September 30, 2003 and thereafter, the officer can elect to convert the deferred compensation obligation outstanding at December 31, 2002 to 381,728 shares at conversion prices ranging from $.48 to $4.80 per share.  The conversion price range and number of shares eligible for conversion outstanding as of December 31, 2002 have been adjusted to reflect the forty Nevada common shares exchange for one Delaware common share.  In addition, deferred compensation earned during the nine month period ended September 30, 2003 of $75,001 may also be converted beginning December 31, 2003 at a conversion price equal to the closing price at that date or at the price on the last trading day before the Company notifies the officer that it will begin to redeem the deferred compensation obligation in cash.  The Company classifies deferred compensation as a long term liability because the Company must be in a positive working capital position before the officer can redeem this obligation.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for the years 1998 and 1999, the first quarter of 2000 and a portion of the third and fourth quarters of 2002.  The Company is current with all 2003 deposits and filings.  On April 23, 2003, the Internal Revenue Service notified the Company that an offer in compromise filed by the Company offering to settle the entire obligation for $300,000 in 24 equal monthly installments of $12,500 was denied because the Company did not remain current with its deposits during the examination period.  On November 6, 2003 the Company submitted to the Internal Revenue Service a one year proposed partial settlement offer that provides for payments of $125,000 in monthly installments over the proposed twelve month term.  In addition, beginning May 2004, the President of the Company has agreed to advance the Company $8,333 monthly for the remaining term of the proposed settlement period.  This advance is subject to the officer being able to liquidate his SureQuest Systems, Inc. common stock in an amount sufficient to meet this monthly advance.  He cannot assure that the market for the redemption of this stock will exist and therefore, this additional payment to the Internal Revenue Service cannot be assured.  The Company also plans to resubmit an offer in compromise filing during April 2004.  This resubmission is subject to the Company meeting its proposed settlement obligations, subject to the Internal Revenue Service acceptance of the November 6, 2003 proposal, in a timely manner and also continuing to meet its current payroll tax obligations. The recorded payroll tax obligations at September 30, 2003 of $630,249 represents, in management’s opinion, the maximum that the Company will owe the Internal Revenue Service for the actual liability including all estimated penalties and interest.

NOTE 7 - EMPLOYEE STOCK OPTION AND GRANT PLAN

During January 2003, and as part of the Company’s reorganization to Delaware, the Company adopted a 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan that authorized 9,250,000 shares of Company (Delaware) common stock to be granted pursuant to this plan. During April 2003, 6,750,000 shares were issued to certain consultants as a result of their conversion from SureQuest Nevada preferred “C” shares to SureQuest Delaware common shares.  These Nevada preferred shares were awarded January 2003, and the remaining 2,500,000 shares represent issued warrants to certain consultants entitling the holders to exercise the warrants at prices ranging from $.002 to $.50 per share.  These warrants expire January 2004.  During July 2003, these consultants exercised $50,000 of these warrants and an additional $50,000 were exercised during September 2003.  The Company filed a “Form S-8” Registration Statement with the Securities and Exchange Commission on May 9, 2003 to register these shares.

NOTE 8 - NOTES RECEIVABLE

During August 2003, the Company sold its Land held for sale and received $15,488 net cash proceeds and assumed a note receivable of $112,046.  Terms of this note provide for ten annual principal payments of $11,205 and interest at 7%.  The first annual installment is due August 2004.  These payments have been assigned to a Company long term debt obligation of $85,000.  The land secures payment of this obligation.  During the quarter ended September 30, 2003, the Company recognized a $16 realized gain from this sale.

NOTE 9 - SEGMENT INFORMATION

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

The accounting policies of the segments are the same as described in the summary of significant accounting policies as described in the Company’s December 31, 2002 Form 10-KSB filing.  Assets of the segment groups are not relevant for management of the business nor for disclosure. Interest expense is also allocated on the lines of segment revenue provided.  Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts.

Revenues from the Software Sales and Rental segment include sales from Canada of $56,373 and $58,505 for the nine months ended September 30, 2003 and 2002, respectively.  All other revenues are from U.S. operations.

Segment Loss Allocation

Nine Months Ended September 30, 2003	Dietary Software Services and Supplies	Sales and Rental	Total

Revenue	$433,951	$621,636	$1,055,587

Interest Expense	70,771	101,380	172,151

Amortization - software	—	134,561	134,561

Segment Loss	(200,858)	(451,647)	(652,505)

September 30, 2002

Revenue	$427,647	$463,814	$891,461

Interest Expense	52,367	56,795	109,162

Amortization - Software	—	220,189	220,189

Segment loss	(241,811)	(476,641)	(718,452)

Segment loss Reconciliation

	2003	2002

Total loss for reportable segments	$(652,505)	$(718,452)

Unallocated amounts
Unrealized loss - investment in land	(22,483)	(127,300)
Realized gain - investment in land	16	—

Net loss	$(674,972)	$(845,752)

NOTE 10 - SHAREHOLDERS’ DEFICIT

During the nine month period ended September 30, 2003, and as part of the Company’s reincorportation from Nevada to Delaware effective April 22, 2003, the Company issued 34,727,280 Delaware common shares to certain preferred shareholders, officers, employees, affiliates and creditors.  These additional common shares were in excess of the common shares held by other shareholders who held Nevada common shares at the effective date of the reincorporation and were valued at one cent per share, the estimated fair value on the effective date, for a total of $342,932 and allocated to the following expenses:  officer compensation of $263,372, employee compensation of $14,403, consulting expense of $4,458 and interest expense of $60,699.  In addition, during January 2003, the Company awarded certain consultants 675,000 SureQuest Nevada preferred “C” shares.  Each of these preferred shares was convertible to 10 SureQuest Delaware common shares.  In addition to these 6,750,000

Delaware common shares, the Company issued an additional 600,000 common shares to a consultant. These total 7,350,000 Delaware common shares were valued at fair market value (one cent per share) and a $73,500 expense was recorded as a general and administrative expense.  As part of this conveyance, certain consultants also received warrants with an exercise price below fair market value at date of grant.  The Company recorded a $8,000, the estimated fair value of the warrants on the date of grant, expense in recognition of this issuance.  Also, during the first quarter, 250,000 Nevada shares were issued to a creditor as consideration for extending a note maturity and a $2,500, the estimated fair value on the date of grant, interest expense was recorded.  Finally, two Nevada common shareholders elected to exercise their right of rescission under terms of the “Information Statement Relating to the Reincorporation in Delaware” and in the aggregate conveyed 886,324 Nevada shares at $.01 per share, the estimated fair value on the effective date, for a total of $8,863.

NOTE 11 - LOSS PER SHARE

Effective April 22, 2003, the Company reincorporated from the state of Nevada to the State of Delaware in accordance with a Plan and Agreement of Merger authorized by the majority of shareholders on February 26, 2003, as discussed in Note 2.    The accompanying loss per share for the periods ended September 30, 2003 and September 30, 2002 are presented as if this reincorporation was effective January 1, 2002 giving effect to the reverse and conversion of the preferred shares to common at the ratios stated herein.

NOTE 12 - LOSS OF A SIGNIFICANT CUSTOMER

On August 5, 2003, the Company was notified by a significant dietary services and supplies customer that it was terminating a contract with the Company to distribute the Company’s software and menu services through a private label. This termination is effective October 6, 2003 but the Company continues to provide services through the transition period.  Company management projects that monthly dietary services and supplies revenues from this customer will be reduced approximately $20,000 beginning December 2003. During 2002 and 2001, this customer accounted for 28% and 22%, respectively, of the Company’s total revenues for those years.  As of September 30, 2003, this customer accounted for 21.3% of the Company’s nine months ended September 30, 2003 total revenues and 51.9% of the Company’s nine months ended September 30, 2003 total dietary services and supplies revenues.

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

LIMITATION, STATEMENTS CONCERNING THE POTENTIAL OPERATIONS AND RESULTS OF THE COMPANY DESCRIBED BELOW.

OVERVIEW AND RECENT DEVELOPMENTS

SureQuest Systems, Inc. (the “Company”) is a provider of dietary and food management software, menu services and dietary consulting to the institutional food service industry.  Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care segment of the industry represented by nursing homes and assisted living facilities.  During 2003, the Company entered into an agreement with a leading food manufacturer to provide nutritional analysis and dietary consulting services to reformulate products for the healthcare industry.  Both the Company and the manufacturer have agreed to work closely to adapt the manufacturer’s growing line of prepared food products for the healthcare industry.  The Company has reformulated certain products for this food manufacturer.  However, to date, the Company has not realized revenues from this agreement and may not realize revenues from this agreement in the future.  The Company continues to explore revenue opportunities with this and other food manufacturers.  Effective October 6, 2003, a significant reseller of the Company’s dietary services and supplies terminated its contract with the Company to distribute the Company’s software and menu services through a private label.  As of September 30, 2003 this customer accounted for 21.3% of the Company’s total revenues for the nine months ended September 30, 2003 and 51.9% of the Company’s total dietary supplies and services revenues for the nine months ended September 30, 2003.  Management projects that the Company will continue to receive approximately 20% of these revenues (approximately $5,000 per month) by serving certain of these customers directly.  In addition, due to the transition period, we will continue to serve this customer’s clients, at its request, through approximately December 2003.  Due to this loss, the Company may have to evaluate staffing requirements during 2004 and has terminated one employee that directly provided services for this customer.

Effective October 1, 2003, the Company’s Chief Financial Officer resigned but will continue to serve as a financial consultant to the Company in accounting and reporting matters.  Compensation will be primarily through common stock.  The consultant agreement extends through the year 2004, but may be terminated by the Company at any time.  The Company will not conduct a search for a replacement until such time as the Company’s financial position permits but is confident that these consulting services will continue to provide compliance with accounting and reporting information to its shareholders.

The Company’s wholly-owned subsidiaries’ operations, assets and liabilities are insignificant and not material to the Company’s operations.

SureQuest Systems, Inc. (formerly Rosegold Corporation) is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19,1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares fo the Company’s common stock, approved a reincorporation of the Company from the state of Nevada to the state of Delaware.  This reincorporation is a merger of the Company into a Delaware corporation of the same name.  The reincorporation and plan of merger provides management the necessary controls to direct the Company’s future business operations.  Specific benefits of the reincorporation is defined in the “Information Statement Relating to the Reincorporation in Delaware by the Merger of SureQuest Systems, Inc. (a Nevada Corporation) into SureQuest Systems, Inc. (a Delaware Corportaion)” filed with the Securities and Exchange Commission on March 31, 2003.

On the effective date of the reincorporation, April 22, 2003, the shares of SureQuest Systems, Inc. - Nevada (symbol “DIET”) ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc. - Delaware (symbol

“SUQU”) began trading.  Under the terms of this merger, holders of the Company’s common stock received one share of the Delaware common stock in exchange for 40 shares of the Company’s Nevada common stock, resulting in a 1 for 40 reverse split for all common shareholders.  Prior to this reverse split, and effective February 26, 2003, certain shareholders (primarily officers, directors, affiliates, certain creditors, employees and consultants) representing 17,363,640 SureQuest Systems, Inc. - Nevada common shares elected to convert their Nevada common shares to Nevada Series A convertible preferred shares at a ratio of 1 Nevada preferred share issued for each 400 Nevada common shares held, resulting in the issuance of 43,409 Series A convertible preferred shares.  The Company’s Board of Directors determined the eligibility requirements to receive this election and these requirements were primarily to retain management, employee, creditor and certain consultant relationships because of compensation levels substantially below industry standards and creditors sustaining risk greater than the yield of the respective obligations.  At the effective date of the merger, each Series A convertible preferred share issued was converted to 800 shares of SureQuest Systems, Inc. - Delaware common stock, resulting in the issuance of 34,727,280 SureQuest Systems, Inc. - Delaware common shares to these preferred shareholders.  The Company recognized an interest expense provision of $60,699, consulting expense of $4,458,  employee compensation expense of $14,403 and officer salaries of $263,372 related to common stock awards during the nine month period ended September 30, 2003.  Additionally, a  consultant received 750 Series A convertible preferred shares and received 600,000 SureQuest Systems, Inc. - Delaware shares upon conversion during April 2003.  A $6,000 expense provision was recorded as a result of this award for services.  The SureQuest Systems, Inc. - Nevada shareholders that were subject to the 1 for 40 reverse split received 582,268 SureQuest Systems, Inc. - Delaware common shares, resulting in a significant dilution to these common shareholders.  In addition, shareholders tendered 886,324 SureQuest Systems, Inc. - Nevada common shares to the Company in accordance with the rescission rights provided by terms of the merger.  These shareholders received $8,863 for their Nevada shares or one cent per share and these shares were subsequently canceled.

During January 2003 and as part of the Company’s reorganization to Delaware, the Company adopted a 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan that authorized 9,250,000 shares of Delaware common stock to be granted pursuant to this plan.  6,750,000 of these shares were issued to certain consultants during April 2003, 1,192,000 warrants were exercised by consultants during July 2003 at exercise prices of $.002 and $.25 (aggregate proceeds of $50,000 to Company) and an additional 200,000 warrants were exercised during September 2003 ($50,000 proceeds to the Company) and 1,108,000 warrants remain outstanding at exercise prices of $.25 and $.50.  These warrants expire January 2004.  The expense provision related to the grant of these consultant S-8 shares and warrants for the nine months ended September 30, 2003 is $67,500 and $8,000, respectively.

The reincorporation from Nevada to Delaware resulted in an increase in authorized common shares from 50,000,000 authorized Nevada common shares ($.001 par value) to 100,000,000 Delaware common shares ($.001 par value) and in an increase in authorized preferred shares from 1,000,000 authorized Nevada preferred shares ($.001 par value) to 10,000,000 Delaware authorized preferred shares ($.001 par value).  The effects of this merger have been retroactively reflected in these consolidated financial statements for all periods presented.

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary technology that provides nutrition management systems and services to food service institutions in 47 states and Canada through strategic partner networks.  These networks, comprising certain of the largest food distribution, food service management and healthcare management companies in the United States and Canada, have aligned with the Company because of their recognition that the Company’s menu based products and services offer the most comprehensive features in the industry.  The Company’s software, among other features, manages dietary and kitchen operations, provides menus that accurately forecast food purchase needs, and monitors and analyzes over 50 nutrients of foods consumed.  During 2002 and 2003, the Company has been successful in using the Internet to provide real time product demonstrations to proposed customers. The Company has also implemented this same technology application in product training available to the customer after purchase and installation.  This technology has significantly reduced travel costs to the customer, accelerated teaching and training and provided flexibility in scheduling.

During the first nine months of 2003, Company revenues increased $164,126 over the same period in 2002 and $21,789 for the three months ended September 30, 2003 as compared to the same period in 2002.  These increases are primarily due to the license sale to a multiple facility customer for which the Company realized $120,000 of revenues and in addition, the Company also realizes over the term of this five year contract recurring monthly revenues of approximately $12,500 from this customer that began June 2003 for menu services and technical support and maintenance fees.    This customer has also requested from the Company a proposal to supply its facilities  dietary paper and printing supplies.  During 2003, our distribution alliances continue to install new placements.  The Company is currently negotiating with several significant existing alliances as well as new potential customers that have expressed interest in significant multi-license purchases and menu services.  However, the success of these marketing efforts cannot be assured.  During August 2003, the Company received a contract cancellation notice effective October 6, 2003 from a long-standing private label dietary services and supplies customer.  The Company primarily provided hard copy menu services to the distributor’s customers. This distributor contributed 28% of the Company’s total 2002 revenues and 21% of the Company’s nine month total revenues ended September 30, 2003.  Although significant (approximately $24,600 per month), the 2003 revenues from this distributor declined in dollars and as a percentage of total revenues as compared to 2002.  The Company believes that it will retain approximately $5,000 per month of these revenues by providing services directly to certain of these customers.  Despite this loss, management believes that 2003 total revenues will exceed 2002 total revenues because of new 2003 alliances and the projected purchase of additional licenses by a current distributor.  In addition, effective October 2003, the Company has increased the level of support for a major distributor with over 140 facilities, thereby increasing the monthly support fee revenue.

Primarily due to expenses related to the reincorporation from Nevada to Delaware and other stock related compensation expenses, interest expense and depreciation and amortization, the Company will realize a net loss for the year 2003. The Company’s proprietary software amortization of approximately $24,460 per month became fully amortized June 30, 2003, thereby reducing the software sales and rental cost of sales each month by that amount beginning in the third quarter of 2003.  Of significance, the Company for the nine month period ended September 30, 2003 had a $22,719 net cash used in operating activities as compared to $126,241 used in operating activities for the same nine month period in 2002.  The Company’s cash position at September 30, 2003 increased $33,448 from December 31, 2002 primarily due from net advances from an officer of $59,992 and proceeds of $100,000 from the exercise of warrants.  These cash proceeds were applied to payments on debt obligations of $107,482 and operating activities of $22,719.

The Company continues to identify certain new products to which current customers have expressed interest.  Certain of these products are designed to complement the Company’s dietary software.  It can not be determined when the Company will begin to develop these products for introduction.

In order to successfully implement the Company’s business plan, the Company continues in its efforts to secure capital.  While management will continue to focus on revenue growth, profitability and product maintenance and development, the Company will nevertheless continue to seek capital from private sources.  If this capital is not secured, the Company may not be able to sustain operations.

For the nine months ended September 30, 2003, the Company had a net loss of $674,972 as compared to a net loss of $845,752 for the same period in 2002.  For the three months ended September 30, 2003, the Company incurred a net loss of $90,663 as compared to a net loss of $287,397 for the same period in 2002.  During the three months ended September 30, 2003, the Company increased its revenues to $317,033 as compared to $295,244 during the same three month period in 2002.  Although revenues increased by a marginal amount of $21,789 during this 2003 three month period, the net loss decreased $196,734 from the same three month period in 2002 primarily due to a $127,300 unrealized loss on land held for sale recorded during the nine month period ended September 30, 2002 and a decrease of approximately $73,500 related to amortization of software.  For the nine month period ended September 30, 2003, the impact of the corporate reincorporation from Nevada to Delaware and other consulting stock awards  resulted in common stock and warrant awards during the second and third quarters of 2003 related to compensation to employees ($311,000), compensation to consultants ($91,336) and debt interest ($63,204).  In addition, the Company incurred a $22,483 unrealized loss on land held for sale as compared to $127,300 for the same period in 2002.   Depreciation and amortization decreased $87,253 for the nine month period ended September 30, 2003 as compared to the same period in 2002.  During the nine month period ended September 30, 2002, the Company issued stock as compensation for consultant services of $219,742 as compared to $91,336 for the same period in 2003.  Common stock issued to employees as compensation increased from $19,624 during the nine month period ended September 30, 2002 to $311,000 for the same period in 2003.  The majority of these stock issuances during 2002 were a result of special  efforts on behalf of the Company’s consultants in order to increase shareholder value and bring increased public awareness to the Company’s products and services.

The Company may not be able to sustain operations without increased revenues or a consolidation of its debt through restructuring of its obligations.  At December 2003, the Company projects that it will lose approximately $20,000 in monthly revenues associated with the cancellation of a contract with a major reseller.  If the Company does not increase its revenues from other sources, the Company may not be able to sustain its current personnel levels, thereby potentially affecting services to its customers.

During the second quarter of 2003, the Company was notified by the Internal Revenue Service that its offer in compromise was denied because of the Company’s failure to deposit timely federal employer and employee withholding taxes related to the third and fourth quarters of 2002.  On November 6, 2003, the Company submitted to the Internal Revenue Service a one year proposed partial settlement offer that provides for total payments of $125,000 in monthly installments over the proposed twelve month term and additional monthly payments of $8,333 beginning May 2004, subject to officer advances.  These advances are subject to the officer’s liquidation of the Company’s common stock.  There can be no assurance that market demand will absorb this proposed liquidation.  The Company plans to refile an offer in compromise with the IRS during the second quarter of 2004.  However, there can be no assurance that an offer in compromise will be approved or if approved, that the Company will have sufficient liquidity to meet an agreed to payment schedule, debt service and working capital obligations.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended September 30, 2003 were $317,033, an increase of $21,789 from total revenues of $295,244 for the corresponding three month period ended September 30, 2002.  Total revenues for the nine months ended September 30, 2003 were $1,055,587 a $164,126 increase from total revenues of $891,461 for the corresponding nine month period ended September 30, 2002.  Effective October 6, 2003, a major customer representing 28% of total 2002 revenues and 21% of total nine months ended September 30, 2003 revenues has terminated its contractual relationship with the Company.  These revenues were dietary services and supplies revenues.  The Company will continue to provide services during the fourth quarter of 2003 during the transitional period.  In addition, the Company projects that it will retain during 2004 approximately $5,000 monthly revenues of the approximate $24,000 monthly revenues provided by this customer.  Subject to the Company gaining additional revenue growth through new customer relationships or significant software license purchases by existing customers, the Company may not during 2004 achieve 2003 revenues.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $157,465 for the three months ended September 30, 2003, an increase of $19,237 from total dietary services and supplies revenues of $138,228 for the corresponding three month period ended September 30, 2002.  This increase of $19,327 is primarily due to a new multi-facility customer that the Company began on June 1, 2003 providing hard copy menu services approximating $12,000 per month.  Total dietary services and supplies revenues were $433,951 for the nine months ended September 30, 2003, a $6,304 increase from the same nine month period in 2002.  This increase of $6,304 during 2003 is due to a decrease in forms revenues of $17,052 offset by a net increase of $24,550 in revenues related to hard copy menu services, primarily from a new multi-facility customer.  Effective October 6, 2003 a significant reseller of the Company’s dietary services and supplies terminated a long standing contract with the Company.  This customer contributed $225,100 dietary services and supplies revenues for the nine month period ended September 30, 2003.  The Company projects that it will during 2004 retain approximately $5,000 of the monthly revenues provided by this reseller by dealing with its customers directly.  In addition, the Company will continue to provide services during a transitional period at a minimum through December 2003. Effective January 1, 2003, the Company has contracted with a new customer for software and dietary services and supplies.  Recurring monthly revenues began June 1, 2003 and $12,150 dietary services and supplies revenues were realized in that month.  These recurring dietary services and supplies monthly revenues will decrease incrementally over an approximate six month period as this customer installs the Company’s software in approximately 270 long-term care facilities.  Effective with these installations, monthly maintenance and support revenues will offset the loss of the dietary menu services.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $159,568 for the three months ended September 30, 2003, an increase of $2,552 from total software sales and rental revenues of $157,016 for the corresponding three month period ended September 30, 2002.  Total software sales and rental revenues for the nine month period ended September 30, 2003 were $621,636, a $157,822 increase over the same nine month period in 2002.  This increase of $157,822 is primarily due to the $120,000 license sale to a 270 facility customer, and a $31,752 increase in direct software sales.  DOS revenues continue to decrease and there was a DOS revenue decrease of $11,767 during the nine months ended September 30, 2003 as compared to the same period in 2002.  This decrease was offset by a $25,673 increase in technical support and maintenance fees revenues during 2003.  DOS systems products and services revenues will continue to decrease as customers upgrade to our and/or our competitors’ Windows versions.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $67,227 (43% of dietary services and supplies 2003 revenues) for the three months ended September 30, 2003, an increase of $13,156 from total dietary services and supplies cost of revenues of $54,071 (39% of dietary services and supplies 2002 revenues) for the corresponding period ended September 30, 2002.  This increase is primarily due to a $11,888 increase in service bureau costs related to providing dietary services to a new multi-facility customer.   Dietary services and supplies cost of revenues was $184,500 (43% of dietary services and supplies cost of revenues) for the nine months ended September 30, 2003, a $32,411 increase from total dietary services and supplies cost of revenues of $152,089 (36% of dietary services and supplies 2002 revenues) for the corresponding nine month period ended June 30, 2002.  This increase during 2003 is primarily attributable to a $14,266 increase in material costs related to a new multi facility customer and a $15,181 increase in employee salaries, primarily due to the addition of one new employee.  Staffing has been reduced by one employee during August 2003 due to the loss of a major dietary services and supplies customer.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $74,043 (46% of software sales and rental 2003 revenues) for the three months ended September 30, 2003, a decrease of $51,233 from total software sales and rental cost of revenues of $125,276 (80% of software sales and rental 2002 revenues) for the corresponding period ended September 30, 2002.  The decrease of $51,233 in cost of revenues during 2003 as compared to 2002 is primarily due to a $73,396 provision for amortization of software during 2002 and a $15,000 expense provision during 2003 related to a $120,000 software sale, and a $16,277 increase in support salaries. As of June 2003, The Company’s proprietary software is now completely amortized and there will be no additional amortization provisions related to these systems.  Total software sales and rental cost of revenues was $358,834 (58% of software sales and rental 2003 revenues) for the nine month period ended September 30, 2003, an increase of $7,083 over 2002 software sales and rental cost of revenues of $351,751 (76% of software sales and rental 2002 revenues) during the same nine month period in 2002.  The increase in 2003 costs as compared to the same period in 2002 is primarily due to $85,628 of software amortization during 2002 as compared to 2003 due to the full amortization of the software during June 2003, offset by a $19,200 increase during 2003 in outside programming costs, a $15,000 expense provision related to the $120,000 software sale, a $18,971 increase in support salaries, and a $30,739 increase in installation travel expenses and training salaries.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $17,227 (5% of total 2003 third quarter revenues) for the three months ended September 30, 2003, an increase of $1,340 from total sales and marketing expenses of $15,887 (5% of total 2002 third quarter revenues) for the corresponding period ended September 30, 2002.  This increase was primarily due to compensation to a outside marketing consultant.  Total sales and marketing operating expenses were $77,309 (7% of nine month ended September 30, 2003 revenues), an increase of $37,349 from sales and marketing operating expenses of $39,960 (4% of nine month ended September 30, 2002 revenues) during the corresponding nine month period in 2002.  This $37,349 increase during 2003 is primarily due to a $36,609 increase in salaries due to an appointment of a full time person to the direct sales position, a $4,438 discount applied to certain customers, and a $5,962 decrease in compensation to an outside marketing person who is no longer associated with the Company.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $216,069 (68% of total third quarter 2003 revenues) for the three months ended September 30, 2003, an increase of $11,163 from total general and administrative expenses of $204,906 (69% of total third quarter 2002 revenues) for the corresponding three month period ended September 30, 2002. The increase of $11,163 during the third quarter of 2003 as compared to the same period in 2002 is primarily due to the following increases during 2003 as compared to 2002:  $25,346 increase in accounting services due to a $31,860 stock award as a result of new consultant agreement, $2,876 increase in stock fees as a result of the Company’s reincorporation, $4,238 increase in repair and maintenance primarily due to a $4,603 repair to a leased automobile, $16,161 increase in outside professional services of which $14,875 relates to a consultant who is responsible for public relations including press releases, $3,150 increase in auditing expenses due to review of the company’s reincorporation, and a $5,147 increase in property taxes due to the final assessment of the land sold during the third quarter of 2003; decreases during the third quarter of 2003 as compared to the same period in 2002 are: $22,182 decrease in officer salaries due to a $10,000 stock award to an officer during the third quarter of 2002 and $16,000 officer compensation during 2002 to an officer that is no longer associated with the company; $17,038 decrease to a consultant that was terminated during February 2003, $3,169 decrease in bad debt, $1,517 decrease in office rent due to a sublease arrangement during 2003 that provided more rental income than the sublease arrangement during 2002, $2,449 decrease in cleaning services due to an office mold cleaning fee, and a $3,587 decrease in legal fees.  Total general and administrative expenses were $888,982 (84% of total nine month 2003 revenues) for the nine month period ended September 30, 2003, a decrease of $65,081 from total general and administrative expenses of $954,063 (107% of total nine month 2002 revenues).  This decrease of $65,081 is primarily the net result of the following increases and decreases during the nine month period ended September 30, 2003 as compared to the same period in 2002:  Increases - officers salaries of $222,258 due to reincorporation stock compensation awards of $263,372, a reduction of $30,000 due to the resignation of an officer and reassignment to a marketing consultant position and a stock award of $10,000 to an officer during 2002; $2,368 increase in office utilities due to a sublease rental arrangement; a $14,671 increase in accounting services net of a $31,860 stock award during 2003 and a $17,189 decrease in classification between officer salaries and accounting services as a result of consultant status designation; $3,207 increase in stock fees due to the company’s reincorporation and resultant stock issuances; $99,392 increase in outside professional services due to $99,461 stock awards to consultants subsequent to the company’s reincorporation; $11,607 increase in business property taxes due to reconciliation during 2003 of all property taxes assessed compared to that recorded of which $4,824 related to prior period taxes; Decreases during 2003 as compared to 2002 are:  $11,353 reduction in office staff salaries due to a reassignment of salaries to dietary services; $38,788 decrease due to the termination of a consultant during February 2003; $5,460 decrease in long distance services due to rate reductions; $3,627 reduction in the bad debt provision as compared to 2002; $5,281 reduction in office rent due to increase in a sublease rent arrangement; $4,373 reduction in cleaning services due to a one time charge during 2002 related to  office mold; decrease of $36,788 in legal fees due to legal services provided during 2002 related to information requested by the Securities and Exchange Commission concerning a non affiliated company that had loaned capital to the Company; and a decrease of $310,398 consultant fees that were awarded during 2002 of which $219,742 were stock issues.   Refer to the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 for classified expense related to common stock and other non cash provisions.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $2,930 for the three months ended September 30, 2003, a decrease of $2,611 from total depreciation and amortization expense of $5,541 for the corresponding period ended September 30, 2002.  Depreciation and amortization expense was $14,997 for the nine month period ended September 30, 2003, a $1,625 decrease from the same nine month period in 2002 primarily due to the final amortization of leasehold improvements during June 2003.

INTEREST EXPENSE

Interest expense was $30,216 for the three months ended September 30, 2003, a decrease of $8,683 over the total of $38,899 for the corresponding period ended September 30, 2002.  The decrease of $8,683 during the third quarter of 2003 is primarily due to a reduction of principal balances outstanding during 2003 as compared to 2002 and an adjustment of interest accrued related to two creditors during 2002.  Interest expense for the nine months ended September 30, 2003 was $172,151, a $62,989 increase from interest expense of $109,162 for the same nine month period in 2003.  During 2003, the Company awarded creditors $60,699 related to the Company’s reincorporation and also during 2003 awarded common stock valued at $2,500 to a creditor to extend payment terms.  The Company also during 2003 recognized $7,195 interest charges related to outstanding payroll tax obligations.  During 2002, the Company recognized additional interest accrued related to three creditors.

UNREALIZED LOSS - LAND HELD FOR SALE

During the nine months ended September 30, 2003, the Company recognized a $22,483 reduction in its valuation of land and $127,300 during the same period in 2002.  During August 2003, the Company sold the land and received $15,488 net cash proceeds and assumed a note receivable of $112,046.  Terms of this note provide for ten annual principal payments of $11,205 beginning August 2004 plus 7% accrued interest.  These payments have been assigned to a Company creditor that has a principal balance outstanding of $85,000.  The land secures payment of this creditor obligation.

OTHER

Other expense was $10,761 for the three months ended September 30, 2002 and $0 for the same period in 2003.   The other expense during 2002 was a result of $3,039 tax penalties related to payroll tax obligations and $7,722 other miscellaneous charges. During the nine month period ended September 30, 2003, the Company recognized other expense of $11,319, an increase of $25,053 from net other income of $13,734 during the same nine month period in 2002.  During 2003, the Company recognized additional tax penalties of $11,319 related to untimely employee payroll tax withholding deposits.  During 2002, the Company recognized tax penalties of $7,825 related to untimely payroll tax deposits and miscellaneous other expense of $7,722 and realized a $30,294 gain from a negotiated debt settlement.

LIQUIDITY

The Company realized net losses of $674,972 and $845,752 for the nine month periods ended September 30, 2003 and 2002, respectively.  The net loss recognized in each nine month period is partially due to a  marketing and public relation campaign for which the Company incurred $309,824 of expense in 2002 and, during 2003 employee, creditor and consultant stock compensation awards of $473,540. The Company also during 2003 and 2002 recognized a $22,483 and $127,300, respectively, unrealized loss on its land investment that was sold during August 2003.

Historically, and for the nine month period ended September 30, 2003, the Company’s monthly revenues have not been sufficient to meet its operating and debt service obligations.  The Company must increase its monthly revenues in the near term to continue operations or severely reduce personnel and also must be successful in negotiating with creditors to defer certain principal and interest payments.  During 2003 as part of the Company’s reincorporation to Delaware, the Company awarded management, employees and creditors common stock as incentive to continue their respective association with the Company.  The Company’s auditors issued a going concern opinion report in the Company’s December 31, 2002 and 2001 10-KSB annual filing expressing substantial doubt that the Company will realize sufficient revenues and/or be able to raise additional investor capital to meet its obligations.  During 2002, the Company was able to sustain operations from advances from its President and Chairman and through the deferment of payroll tax obligations for the second and third quarters of 2002.  During 2003, the Company received $59,992 of net advances from this same officer and also received $100,000 proceeds from the exercise of warrants.  During August 2003, the Company sold its investment in land and received $15,488 net cash proceeds from the buyer in addition to a $112,046 note receivable, terms of which include beginning August 2004 ten annual principal payments of $11,205 plus interest of 7%.  These payments have been assigned to a Company creditor that has a $85,000 obligation due from the Company.

The Company’s liquidity will be affected by a major customer that has effective October 6, 2003 terminated its contractual relationship with the Company to provide dietary menu services.  This customer represented 28% of total nine month 2002 revenues and 21% ($225,100) of the total revenues for the nine month period ended September 30, 2003.  During a transitional period, the Company will continue to provide services for this discontinued customer through the year 2003 and has retained approximately $5,000 ongoing monthly revenues through direct services to certain facilities served by the customer.  During 2004, the Company may have to curtail services to its customers due to a reduction in staffing unless other financial resources are realized.

In addition, the Company has proposed a twelve month term settlement agreement with the Internal Revenue Service regarding outstanding payroll tax obligations.  Monthly payments proposed are two $25,000 monthly installments and ten $7,500 monthly installments.  These proposed payments are in addition to the Company maintaining current payroll tax deposits.  If this proposal is accepted, payments would begin December 2003 with an initial $25,000 due at acceptance.  The Company may need to realize additional revenues or obtain additional working capital to meet these proposed monthly obligations without impairing current employee levels and/or meeting timely debt service obligations.

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

At September 30, 2003, the Company increased its cash position $33,448 from December 31, 2002.  This compares to a decrease of $12,947 in the Company’s cash position at September 30, 2002 as compared to December 31, 2001.  The Company used net cash in operations of $22,719 for the nine month period ended September 30, 2003 as compared to $126,241 net cash used in operations for the same period in 2002.  Adjustments to reconcile the net loss to net cash used in operations for the nine month period ended September 30, 2003 include depreciation and amortization of $149,558 ($236,811 in 2002) - difference due to the Company’s completing amortization of its proprietary dietary software in June 2003; unrealized loss - investment in land $22,483 ($127,300 in 2002); common stock issuance in conjunction with debt of $63,204 ($0 in 2002); common stock issued to employees as compensation of $311,000 ($19,624 in 2002);

common stock and warrants issued as payment for consultant services of $99,336 ($219,742 in 2002) - during 2003, the common stock issued to employees and creditors in conjunction with debt resulted from the Company’s second quarter 2003 reincorporation from Nevada to Delaware;  increase in accounts receivable - trade of $42,010 (decrease of $24,841 in 2002) - the increase during 2003 is primarily due to an installment sale to a multi-facility customer that provides for 4 bi-monthly installment payments of approximately $8,950; increase in prepaid expenses and other current assets of $20,304 (increase of $9,519 in 2002) - increase primarily due to prepayment of trade show expenses and menu service supplies used to provide dietary services over a six month term; decrease in accounts payable - trade of $34,277 (decrease of $2,279 in 2002) decrease primarily due to payment of $32,700 related to property taxes owed on investment in land; decrease in payroll tax obligations of $25,423 (increase of $36,125 in 2002); increase in accrued expenses of $14,200 (decrease of $53 in 2002); increase in accrued interest of $36,308 (increase of $45,099 in 2002) - increase is due to continued deferment payment of accrued interest to officers, shareholders and affiliates; and an increase in deferred compensation of $75,001 (increase of $15,000 in 2002) - the President and Chairman has not received compensation during 2003 and a portion of 2002.

The Company received net cash proceeds of $15,488 from the sale of land.  All of these proceeds were applied to the payment of outstanding property taxes accrued.  The Company purchased $2,968 of property and equipment during 2003 and $3,177 during 2002.

Financing activities provided net cash of $43,647 for the nine month period ended September 30, 2003 as compared to net cash provided by financing activities of $116,471 for the same period in 2002.  This net cash provided by financing activities during 2003 included $2,944 payments on convertible debentures ($1,806 in 2002), payments on notes payable to officers, shareholders and affiliates of $57,942 ($68,195 in 2002), and payments on long term debt and credit lines of $46,596 ($19,543 in 2002).  In addition, the Company during the nine month period in 2002 received proceeds of $25,000 from a note payable to an affiliate, $108,000 from an employee exercise of stock options, and $52,083 proceeds from advances from officers and affiliates.  During the same nine month period ended September 30, 2003, the Company received net proceeds of $59,992 from advances from officers and affiliates and $100,000 proceeds from the exercise of warrants.  The Company also during 2003 made payments of $8,863 to shareholders that exercised their stock rescission rights under terms of the Company’s reincorporation from Nevada to Delaware.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

Recent Issuance of Unregistered Securities:  During the nine months ended September 30, 2003, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the “Acts”).  Unless otherwise stated, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of the receipt of these securities, and that they were knowledgeable about our operations and financial condition.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions.  These transactions did not involve a public offering.  Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

The Company issued 23,000 shares of common stock as consideration for certain consulting services.

The Company issued 250,000 shares of common stock as consideration for the extension of the maturity of a certain debt instrument.  Management valued this stock at $.01 per share with an aggregate value of $2,500.  This transaction is exempt from registration pursuant to Section 4 (2) of the Act.

Effective February 26, 2003, certain shareholders representing 17,363,640 Nevada common shares were authorized by the Board of Directors and elected to convert these 17,363,640 common shares to 43,409 Nevada Convertible Preferred Shares-Series A.  Each share of the Series A Convertible Preferred Shares entitle the holder to 800 shareholder votes and the common shareholders not authorized to convert their common shares continue to receive one vote for each common share held.  Effective April 22, 2003, the Preferred shareholders converted each share of Nevada Preferred Stock to 800 shares of Delaware Common shares.  In addition and effective February 26, 2003, a consultant received 750 Nevada Convertible Preferred shares and effective April 22, 2003 elected to convert these shares to 600,000 Delaware Common shares.

On May 9, 2003 the Company filed a “Form S-8” Registration Statement with the Securities and Exchange Commission to register shares in conjunction with the Company’s adoption of a “2003 Directors, Officers, and Consultants Stock Option, Stock Warrant, and Stock Award Plan” that authorized 9,250,000 shares of Company Delaware common stock to be granted.  6,750,000 of these shares were issued during April 2003 to certain consultants and the remaining 2,500,000 shares represent warrants exerciseable by consultants at $.002 to $.50 per share.  1,192,000 of these warrants were exercised during July 2003 at per share prices of $.002 and $.25.  200,000 warrants were exercised during September 2003 at $.25 per share and an additional 200,000 warrants were exercised during October 2003 at $.25 per share.

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

4.4                         Changes in Control of Registrant (4)

4.5                         Press Release Announcing Revised Business Model (5)

31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Consultant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Consultant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

(1)incorporated by reference to SureQuest Systems, Inc.’s Current Report on Form 8-K  dated February 21, 2002 and S-8 filing dated February 7, 2002

(2)incorporated by reference to SureQuest Systems, Inc.’s Form S-8 filing dated May 9, 2003

(3)incorporated by reference to SureQuest Systems, Inc.’s Form DEF 14C filing dated March 31, 2003

(4)incorporated by reference to SureQuest Systems, Inc.’s Form 8-K filing dated May 7, 2003

(5)incorported by reference to SureQuest Systems, Inc.’ Form 8-K filing dated June 16, 2003

Signature

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SureQuest Systems, Inc., a Delaware Corporation

(Registrant)

Date: November 14, 2003

BY:	/s/ C. Scott Sykes, Jr.
President