Form 10KSB
period 2003-12-31
SUREQUEST SYSTEMS INC
filed 2004-04-14
CIK 1029405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

COMMON STOCK, PAR VALUE $.001 PER SHARE

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒   No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. ☒

Issuer’s revenue for its most recent fiscal year was $1,347,957.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 2003 was approximately $6,302,678.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2003: 44,557,222.

DOCUMENTS INCORPORATED BY REFERENCE

There are no documents incorporated by reference.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SureQuest Systems, Inc. (“SureQuest” or the “Company”) was incorporated under the laws of the State of Nevada on August 19, 1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of Convertible Preferred Series “A” Stock representing a majority of the voting rights of the outstanding shares of the Company’s common stock, approved a reincorporation of the Company from the state of Nevada to the state of Delaware.  The reincorporation from Nevada to Delaware resulted in an increase in authorized common shares from 50,000,000 authorized  Nevada common shares ($.001 par value) to 100,000,000 Delaware common shares ($.001 par value) and in an increase in authorized preferred shares from 1,000,000 authorized Nevada preferred shares ($.001 par value) to 10,000,000 Delaware authorized preferred shares ($.001 par value).  This reincorporation is a merger of the Company into a Delaware corporation of the same name.  The reincorporation and plan of merger provides management the necessary controls to direct the Company’s future business operations.

On the effective date of the reincorporation, April 22, 2003, the shares of SureQuest Systems, Inc. - Nevada (symbol “DIET) ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc. - Delaware (symbol “SUQU”) began trading.  The Company’s principal place of business is 13606 TI Boulevard, Dallas, Texas 75243. SureQuest has an Internet web site designated as www.surequest.com.   The Company has not been subject to bankruptcy, receivership or any similar proceeding.

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

The Company has incurred losses of $790,481 and $934,458, respectively, for the years ended December 31, 2003 and 2002. The Company has financed these losses primarily through debt financing provided by certain officers and shareholders of the Company. Without a significant  increase in revenues in 2004, the Company may not be able to continue operations without additional working capital sources.

The Company’s current financial condition requires the Company’s auditor to issue a “going concern” opinion as part of the Company’s presentation of its financial statements.  The Company has received a going concern opinion for each of the years 1998 through 2003.

THE BUSINESS

SureQuest Systems, Inc. is a provider of dietary and food service management software, menu services and dietary consulting to the institutional food service industry. Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care (LTC) segment of the industry represented by nursing homes and assisted living facilities. The Company’s software and other products are also used in other institutional settings including hospitals, continuing care retirement communities (“CCRC”), correctional facilities and educational facilities. The Company offers its software product in both a DOS and Windows -Registered Trademark- single user and multi-user operating system format. SureQuest currently serves approximately 1,003 healthcare facilities in 46 states and Canada.

The Company’s proprietary software provides food selection and preparation assistance, inventory and personnel cost controls, improved operating efficiencies, and electronic documentation of the meals prepared and served to a facility’s residents to reduce liability exposure and ensure compliance with government nutritional guidelines.

MARKETING STRATEGY

SureQuest has penetrated the LTC and healthcare market through strategic alliances, acquisitions, and direct sales. The Company currently has significant strategic marketing alliances or private label agreements with the following companies:

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

Health Technologies, Inc. – Health Technologies, Inc., located in Maryland Heights, Missouri, is a dietary consulting company with over 135 Registered Dietitians, and markets the Company’s software products to health care facilities and food distributors under the private label SMART SOLUTIONS -TM-. Health Technologies also uses the Company’s software to produce “hard copy” menus for its consulting clients. A number of the Registered Dietitians of Health Technologies also serve as certified trainers for the Company’s software.

The Company also has a number of other strategic marketing alliances that are in the development process and have not contributed significant revenues to date.  In addition, the Company’s direct sales department is focused on targeting large multi-facility healthcare companies.  During 2003 the Company executed a long term agreement with a company having approximately 290 facilities that provides for software license installs in each of the facilities and hard copy menu services to each of the facilities without software installation.  To accelerate this marketing focus, the Company has employed two new employees to target the health care market.  The two employees accepted positions with the Company on October 2003 and March 2004, respectively.

On October 6, 2003, a significant food distributor customer terminated its relationship with the Company.  This customer, representing 28% and 20% of the Company’s total revenues for the years 2002 and 2003, respectively, elected to prepare in-house its own hard copy menus to its customers.  During 2004, the Company continues to supply dietary services to certain facilities that represent approximately 20% of the total revenues previously earned from that customer.

During the years 2003 and 2002, approximately 64% and 54% of total revenues are attributable to four customers, three of which represent the Company through private label software products and menu services.  One of these customers, representing 28% and

20 % of the Company’s revenues during 2002 and 2003, did terminate its relationship with the Company as discussed in the preceding paragraph.  We are also in final discussions to extend our agreement with one of these customers.  The current agreement has expired but we continue to provide new license installations and technical support services, pending the formal extension of the agreement.

PRODUCTS AND SERVICES

The Company’s primary products and services include Food Service Management Software, Dietary Database Management, Hard Copy Menu Services, Paper Products and Supplies and Customer Software Support Services.

FOOD SERVICE MANAGEMENT SOFTWARE

Currently, the Company offers a suite of Microsoft Windows -Registered Trademark- and DOS based nutritional software programs designed to allow health care institutions, primarily LTC facilities, hospitals and CCRCs to more effectively and efficiently serve their residents. The Company’s software provides solutions in the areas of patient and menu management, inventory control, production management, purchasing and cost control, documentation to reduce liability exposure, and compliance with Healthcare Finance Administration (HFCA), Hazard Analysis Critical Control Point (HACCP) and other government nutritional guidelines.

Also, the Company’s software allows LTC facilities to more easily comply with the changes in Federal Government regulations regarding reimbursement of operational costs and the new electronic reporting requirements. Specifically, the Company’s software provides facilities the ability to more easily comply with the Federal Government’s PPS (Perspective Payment System) reimbursement guidelines.  A resident is listed as “Clinically Complex”, under the Federal Government’s MDS (Minimum Data Set) regulations, if he or she receives 51% or more of their calories through tube feeding or 26% of calories and over 500 cc’s of fluid from tube feeding. Additional reimbursement dollars are available to facilities for Clinically Complex residents under PPS guidelines.  The Company’s software also provides facilities with weight management tracking for each resident for data submission to the Federal Government under MDS regulations. In addition, the Company’s software helps facilities comply with several other nutrition and dietary requirements under the following MDS Quality Indicator Domains: #3 Clinical Management; #4 Cognitive Functioning; #7 Nutrition and Eating; #8 Physical Functioning; #10 Quality of Life and #12 Skin Care.

The Windows -Registered Trademark- - based software, Three Squares -Registered Trademark-, establishes nutritionally balanced diets (conforming to government requirements) for the residents in a Long Term Care facility. The diets are then translated into actual menus containing the proper foods for the three meals and snacks to be served by the facility for each day. The software can maintain a menu cycle of 1 to 13 week(s), indicating when particular meals or food items will be served (for example, the cycle may show that two weeks from tomorrow, chicken will be served as the main entree). At the end of the scheduled cycle, the entire menu cycle begins again, allowing the Company to continue to know what foods will be served in the future. Institutions typically serve “warming” foods during the Fall/Winter cycle and lighter, “cooling” foods during the Spring/Summer cycle, hence two menu cycles per year. The foods can also be tailored to different geographic regions of the country. The software maintains a list of more than 50 separate nutrients for each meal item served, such that the facility’s dietitian or administrator may access and report the number of calories, grams of fat, milligrams of vitamin C that an individual resident was served for a meal, a day, a week, or any other time period.

Another important element of the software is its ability to track each resident’s likes/dislikes and allergies. The software currently supports 99 special diet types such as low-calorie, diabetic or cardiac. More importantly, during meal preparation and production, the software automatically determines the types and quantities of food to be produced based on the resident population profiles and then prints out individual tray tickets that alert kitchen personnel as to the specific items that should be placed on each tray. In management’s opinion, the Company’s software databases are compliant with the Hazard Analysis Critical Control Point (HACCP) program guidelines, as incorporated in the U.S. Food Code.

Since 2001, the Company has introduced  three new products (which are updated versions of existing products) to enhance its suite of Windows based software solutions for healthcare and other institutional foodservice environments. Three Squares -Registered Trademark-, Version 4.0, was introduced during 2002 and allows clients the ability to operate in either single user or multi user environments using 32-bit architecture.  Version 4.0 also incorporates several additional enhancements to improve productivity at client facilities. The second new product introduced was the Three Squares Centralized Management System (CMS) to allow corporate/chain clients the ability to control menu and recipe data from a centralized office and then upload the menus and data to their individual facility sites. With centralized management control capabilities, the CMS product is presently installed and in use by many corporate clients. In addition to these two products, the Company introduced its Square 1 -TM- product that is essentially a “slimmed down” version of the Company’s Three Squares software product. Square 1 provides essential basic functionality to facilities at lower costs and can be easily upgraded to the more comprehensive Three Squares program, as the facilities’ requirements increase. During the second quarter of 2003, the Company introduced its Three Squares - Registered Trademark, Version 4.1 that expanded and enhanced functionality of the software, including the import-export and inventory functions and also allowed for multi-data base access.  In the first quarter of 2004, the Company launched Version 4.2 that adds several major enhancements to the existing software; menu writing has been made easier by enlarging the menu edit screen and using color codes for menu items; a “global add” feature was added allowing the user to add forgotten items, “default” items or substitution items to any menu, menu day or diet type; and a recipe index option was added to facilitate the use of multiple printed recipes.  In addition, new reports and other features were added and former reports and features were enhanced to help our customers.

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

DIETARY DATABASE MANAGEMENT SERVICES

Customers can elect to have their dietary software database managed by SureQuest’s Registered Dietitians.  SureQuest manages the diets, ingredients, recipes and menus that provides “electronic” menu services to these facilities.  The menu services integrates with the facility information to provide the reports and information for daily dietary operations.  SureQuest provides this service to approximately ten corporations that serve 174 facilities.

HARD COPY MENU SERVICES

The Federal government regulations require that LTC facilities use a Registered Dietitian, on either a full time, part time or by consulting contract, to review the menus and nutritional programs for the LTC residents. Certain State governments require that each LTC facility in their state demonstrate a minimum number of dietitian hours to plan and assess the nutritional needs of the LTC residents. For the facilities that cannot afford paying for additional hours for these dietitians to develop nutritionally adequate menus, the Company has a “hard copy” menu service program that meets the government requirements. This service provides menu planning, nutritional analyses, production recipe books, spreadsheets and posting menus. Approximately 330 facilities are using the Company’s “hard copy” menu service business throughout the U.S.

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

PAPER PRODUCTS AND SUPPLIES

The Company  provides dietary paper products used by the facilities in their delivery of meals to residents.  The Company also provides related supplies including labels and ribbons.  The expansion of this business segment is limited due to the freight and handling costs associated with delivery.

CUSTOMER SOFTWARE SUPPORT SERVICES

The Company provides the following support to its customers:

Customer Support Center. The Company provides customer software support at several levels, from answering user questions on the implementation of the Company’s software to technical questions on the database and software performance. Services are provided 24 hours per day/7 days per week via toll free telephone number or through the Internet using the Company’s Internet Training and Support Program. The internet access service was introduced in 2002 and has significantly added to the effectiveness of the support function.

Strategic Alliance Training Program. The Company has developed a “train the trainer” program that trains strategic alliance personnel capable of training end users on the use of its dietary software. Health Technologies, Inc., one of the Company’s strategic marketing partners, participates in this program. Food Service of America and Sysco Canada are also participating in this training program, which allows the Company to support its planned growth in software sales without significantly increasing training costs.

Internet Training and Support Program. During 2002, the Company introduced its new Internet Training and Support Program designed to offer client training and support using Internet based technology. This technology allows the Company to provide greater training and support capabilities for its clients. It also assists in managing the continuous training and support of new personnel due to the high turnover rates with healthcare food service staff. In addition, the Company’s sales personnel use this technology to provide real-time, live product demonstrations via the Internet to prospective clients. Utilizing this technology in the sales process saves valuable time and sales travel related expenses.

FUTURE PRODUCT DEVELOPMENT

The Company continues to pursue its strategic plan: (i) increase current target market share; (ii) expand the Company’s target markets; and (iii) vertically integrate with supply chain partners. Part of this strategy will allow the Company’s customers to electronically access menus and menu data, using the Internet, to more efficiently manage their food service operations.

During 2004, the Company plans to develop and introduce a dietary clinical module.  The Company’s current customers have requested this product.  The Company is exploring other product segments that are compatible with its core market base to significantly increase revenues.

To meet demand for web-based thin-client applications, the Company is planning the evolution of its software products to browser-based solutions.  This enables larger corporations to lessen the information technology demands on their satellite facilities and increases data transfer security.  It also opens new markets to the Company through subscription licensing.

PRICING STRATEGY

The Company offers a flexible pricing strategy to meet the financial requirements of a broad range of clients. To facilitate this strategy, products and services provided by the Company are offered to clients either through purchase contracts, lease agreements or monthly rental programs. The Company’s pricing strategy is designed to effectively penetrate targeted markets with affordable solutions that bring premium value to its clients and accelerate revenue growth and profitability for the Company.  The long term care industry’s financial health has been particularly impaired due to the economic downturn and cutbacks in government funding. However, there appears to be improvement and technology solutions that result in lower operating costs due to improved efficiencies are especially important for survival to the long term care industry.

The Company receives license fees for its software, on-going maintenance and support fees for software licenses, software training fees, hard copy menu service fees, data base management fees and revenues from the sale of paper products and supplies to its clients.

Size of Markets Served. The U.S. population is rapidly aging and the over-65 group is expected to double by the year 2030. LTC facilities will grow, over time, to meet the demand of this demographic trend and will require use of dietary software to operate efficiently. The fastest growing market serving the aging population is Assisted Living facilities. At present, it is estimated that only 25-30% of the LTC facilities in the U.S. use dietary software.

The following chart sets forth the approximate number of facilities in the United States:

PRIMARY MARKETS SERVED	# OF FACILITIES

Nursing Homes	17,023(	1)
Assisted Living Facilities	33,000(	2)
Hospitals	5,794(	3)
Total	55,817

(1) HCFA - OSCAR Form 672: F78-F93, current surveys as of September 2000.

(2) National Center for Assisted Living, published in 2001

(3) 2002 Annual Survey conducted by Health Forum, an affiliate of the American Hospital Association - Total Number of All U.S. Registered Hospitals

The above markets do not include other institutional markets into which the Company plans to expand in the future, to include additional correctional facilities, educational facilities, business and industry and Government institutions, such as the Veterans Administration (“VA”) and the military.

COMPETITION

Several competing software companies have dietary software that target the healthcare industry, including the LTC market. Primary competitors are GeriMenu located in York, Pennsylvania, which is now owned by C-Bord; a dietary software company; Computrition located in Chatsworth, California; and C-Bord located in Ithaca, New York. The Company’s best estimate is that only 25-30% of the kitchen operations in LTC facilities have dietary software in order to make their operations more efficient and cost effective. The Company believes that because of the effect of the Prospective Payment System there is now a much greater demand for dietary software in the LTC industry and that there will be a faster penetration in the future of the remaining 70-75% of the market which is not computerized. Of the approximately 25-30% of the market which is computerized, the Company’s best estimate is that the Company has approximately 20% of this penetrated market and GeriMenu, the Company’s primary competition, has approximately 20%. The Company does not have sufficient information to evaluate the market shares of Computrition or C-Bord (outside of GeriMenu). There are other software companies including Data Control, Diet Master, DFM, FMG Software Systems, HyperGen, NutriMax, Nutri-Net, Reliable and UniSoft serving the dietary market, but to the best estimate of the Company, none has a significant market share in the LTC market segment.

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

The PPS reimbursement system is price-based. The prices are set in advance by the Health Care Financing Administration (HCFA), the government agency responsible for administration of Medicare. Under PPS the per diem rate paid to the healthcare provider is all the provider receives.  There are no settlements or adjustments and the costs incurred by the healthcare provider do not in any way impact the price HCFA is willing to pay for the services being provided to Medicare patients.

The practical impact of this change in the Medicare reimbursement system is that the healthcare providers are being paid substantially less per diem for each Medicare patient and that all healthcare services provided to that patient (i.e., direct care, indirect care, and all ancillary care) must be paid from that substantially reduced per diem PPS reimbursement from Medicare. Under the previous cost-based reimbursement system, All healthcare provider was paid for each component of care, direct care, indirect care and ancillaries, at cost plus a percentage increase. Under the cost-based system, the amount reimbursed by Medicare would increase or decrease based upon the actual costs incurred by each healthcare provider. These increases and decreases applied to both direct care and ancillary care providers.

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

In 1996, the Health Insurance Portability and Accountability Act of 1996 (HIPPA) became effective and final rules implementing the HIPPA Act were released by the Department of Health and Human Services (DHHS) on February 13, 2003. The Company has evaluated the extent to which the HIPPA rules apply to the Company’s business and has determined that the Company does receive from certain of its customers Protective Health Information (“PHI”) and, to that extent, the Company will obtain a signed business associate agreement with these customers to protect the confidentiality of the PHI. The Company does not expect that any such compliance would have any significant adverse impact on the Company’s business or how it does its business.

AMOUNT SPENT ON RESEARCH AND DEVELOPMENT

PRODUCT DEVELOPMENT

During the prior five years, the Company has devoted resources to significantly improve and increase features and functionality of its Windows -Registered Trademark- based software products. During the fourth quarter of 2002, the major components of these improvements have been completed. These improved features allow the Company to expand its market penetration in other institutional food service environments, including hospitals, continuing care retirement communities, assisted living facilities and correctional facilities. The Company’s 16-bit version of the Window -Registered Trademark- software runs under Microsoft’s older operating system, Windows -Registered Trademark- 3.1 and limits access to the program to one user at a time. In 2002, the Company finalized development of its new 32-bit Version of its Three Squares Program (Version 4.0) which is designed to run under Microsoft’s newer operating systems, Windows -Registered Trademark- 95/98, 2000 and XP and Windows -Registered Trademark- NT with the result that it is “multiple user” meaning that multiple users can access the program simultaneously. The availability of Version 4.1 also allows the Company to convert its Menu Service Bureau to its new Windows -Registered Trademark- system creating significant increases in productivity from the faster program. This process continues to be developed and the Company plans to complete this conversion during 2004.

During the first quarter of 2004, the Company launched Version 4.2 that adds several major enhancements to the existing software: menu writing has been made easier by enlarging the menu edit screen and using color codes for menu items; a “global add” feature was added allowing the user to add forgotten items, “default” items or substitution items to any menu, menu day or diet type; and a recipe index option was added to facilitate the use of multiple printed recipes.  In addition, new reports and other features were added and former reports and features were enhanced to help our customers.

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

As a result of the Company’s development efforts, the Company incurred to third parties $38,400 and $22,400 for research and development in 2003 and 2002, respectively.  The Company’s technical and support fee to each customer supports the funding of product development.  The Company retains third party programmers that continually are in the process of upgrading the Company’s products.

EMPLOYEES

The Company has 15 full-time employees and retains four consultants, three of whom provide menu development, training and support and the other is the former Chief Financial Officer that is now retained in an exclusive accounting, reporting and tax preparation capacity.

ENVIRONMENTAL COMPLIANCE

As a software Company, SureQuest has not had to spend any material amounts of capital or time in compliance with any federal, state or local environmental laws and is not aware of any failures in compliance.

 ITEM 2. DESCRIPTION OF PROPERTY

The Company operates from a single location at its headquarters located in Dallas, Texas where it leases approximately 8,300 square feet comprising the entire one-story building located at 13606 TI Boulevard. The lease was originally a five-year lease that expired May 30, 2003 with a base monthly rental of $5,539 and was renewed for an additional five years beginning June 1, 2003 with a base monthly rental of $5,200. The Company incurred a rental expense of $65,851 in 2003 and $63,849 in 2002, respectively, associated with this lease. The Company is also responsible for property taxes and insurance that is in excess of a base year determinant.   The Company has a right of first refusal on the purchase of the building.

The Company subleases approximately 2,000 square feet of its office space to a non-affiliated lessee. Terms are $750 per month with a lease that expired on May 30, 2003 and the tenant elected not to renew.  On July 21, 2003, the Company subleased this space to another non-affiliated lessee with monthly rental of $1,100.  The lease term is month to month with the Company retaining a two month security deposit.

During 2003, the Company sold approximately 31.83 acres of vacant farmland in rural southern Dallas County near Wilmer, Texas that it held as investment. The Company acquired the land in 1998 in exchange for 500,000 shares of the Company’s common stock.  Terms of sale were net cash received of $15,488 and a $112,045 note receivable bearing a 7% interest rate with annual payments of equal  principal and interest installments of $11,205 beginning August 2004 and each year thereafter with final payment due August 2013.  The Company has assigned these payments to a creditor bank with which the Company has a $85,000 obligation.  The creditor bank secured a lien on the land until the $85,000 obligation is retired.  In the event the purchaser defaults on the installment obligations, the land will revert to the Company and the Company will be obligated to redeem the $85,000 obligation or remaining balance outstanding directly.

ITEM 3. LEGAL PROCEEDINGS

On February 17, 2004, a Petition was filed against the Company in the Circuit Court of St. Louis County, Missouri, Cause No. 03AC-020399 R CV.  The Company was served on March 5, 2004 a summons to appear in the referenced circuit court.  The Plaintiffs to the complaint are 33 in number and allege that the Company breached the Telephone Consumer Protection Act by having sent or causing to be sent, or allowing to be sent, large quantities of facsimile and/or other advertising materials to recipients in the state of Missouri.  The Plaintiffs collectively seek judgment in the amount of $165,000 plus court costs and other relief as the Court may deem proper.  The Company denies authorizing or participating in any such transmission and has retained counsel in Missouri to defend against the complaint.  The outcome of this litigation is not known at this time.

On February 27, 2004, the Company announced through an 8-K filing with the Securities and Exchange Commission (SEC) that the SEC has issued a Formal Order of Investigation to conduct a non-public investigation of the Company and, but not limited to, its officers, directors, promoters and broker dealers for at least the period from January 1, 2002 through the present to determine whether or not violations have occurred of, among other things, the registration, anti-fraud, periodic reporting, ownership reporting, and books and records provisions of the federal securities laws.   Prior to the issuance of this formal order, the Company has voluntarily produced all documents requested by the SEC and intends to continue to cooperate with this investigation in all respects.  The outcome of this investigation cannot be determined at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

The principal exchange where the common stock of the Company trades is the NASDAQ OTC:BB. The high and low sales prices for each quarter during the last two years are as follows:

QUARTER ENDED	HIGH	LOW

March, 2002	10.80	0.80
June, 2002	7.60	2.00
September, 2002	3.20	0.80
December, 2002	1.20	0.40
March, 2003	0.72	0.32
June, 2003	1.33	0.11
September, 2003	1.18	0.40
December, 2003	0.78	0.32

The above quotations are inter-dealer quotations without retail mark-up, mark-down or commission and may not represent actual transactions.  The 2002 and March 2003 quotations have been adjusted to reflect the effect of a 1 for 40 reverse split effective April 2003.

HOLDERS

The number of stockholders of record of the Company’s common stock, the only stock outstanding, as of December 31, 2003 was 2,095.

DIVIDENDS

The Company has not declared any dividends since inception of operations.  Any future determinations regarding the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company, and such other factors that the Board of Directors of the Company may consider.

SALES OF UNREGISTERED SECURITIES-USE OF PROCEEDS

During the fourth quarter of 2003, the Company issued 22,500 shares of common stock to a consultant for services related to public relations and valued these services at $14,625.

In December 2003, the Company issued 3,000 shares to an officer for services related to that officer’s employment and valued these services at $1,200.

On March 11, 2004, the Company entered into a $100,000 promissory note agreement with an unaffiliated creditor.  Terms of this promissory note included proceeds of $20,000 at date of the agreement to be followed by four consecutive monthly $20,000 installments on the 15th day of the month beginning April 15, 2004.  The note bears an interest rate of 12%.  As additional consideration, the Company issued the Creditor 1,000,000 common shares.  The Company cannot be assured that the creditor will fulfill its commitment to fund the remaining $20,000 installments.  If the creditor defaults, the common stock issued will be returned by the percentage of the default to the $100,000 commitment.  The Company intends to use the proceeds for general corporate purposes including a $25,000 payment to the Internal Revenue Service due April 20, 2004.

EQUITY COMPENSATION PLANS

On February 7, 2002 the Company filed with the Securities and Exchange Commission a S-8 Registration Statement with respect to the adoption of the Company’s Stock Option and Grant Plan that authorized the issuance of 5,000,000 registered common shares.  1,275,000 of these 5,000,000 common shares were subject to the reverse split that was effective April 22, 2003 thereby reducing the 1,275,000 common shares to 31,875 common shares.  The adjusted authorized common shares as a result of the registration are 3,756,875.  275,000 of these shares were issued to an employee for services and this employee also exercised 750,000 options at exercises prices of $.12 (350,000 shares) and $.17 (400,000 shares), respectively during 2002.  2,600,000 these shares were granted to certain consultants for services and the former Chief Financial Officer (current principal accountant consultant) received 131,875 shares for services that he provided.

On May 9, 2003, the Company filed a Form S-8 Registration Statement with the SEC to register 9,250,000 common shares with respect to the adoption of the “2003 Directors, Officers, and Consultants Stock Option, Stock Warrant, and Stock Award Plan.”  During 2003, 6,750,000 of these shares were granted to certain consultants for services and 50,000 shares were awarded to the principal accountant for services in lieu of cash.  As part of this Plan, certain consultants were awarded warrants with exercise prices ranging from $.002 to $.50 and during 2003 1,792,000 common shares were issued in exchange for exercised warrants by these consultants.  The Company received $200,000 proceeds during 2003 as a result of these exercises and used these proceeds for general corporate purposes.    708,000 warrants expired without exercise during January 2004.  150,000 common shares under this Plan are reserved during 2004 for the principal accountant for services to be provided during 2004 in lieu of cash.  508,000 of common shares under this Plan have not been issued or reserved for issue at this time.

On January 24, 2003 the Company’s Board of Directors authorized that the Company reincorporate from Nevada to Delaware and this reincorporation to Delaware became effective April 22, 2003 (Refer to note 14 of the accompanying financial statements).  As a part of this reincorporation, the Board also designated Company’s management, employees, certain affiliates of management and employees, and certain creditors for restricted stock compensation awards.  In general, the purpose of these awards was to attract and retain directors, officers, management, employees and consultants by giving them a continuing interest in the Company and to encourage creditors to continue flexible positions regarding credit terms.  The Company’s Chief Financial Officer elected not to participate in this award and exercised rescission rights to redeem his Nevada common shares to the Company at $.01 per share.   These stock compensation awards provided that each 400 Nevada common shares  is convertible to 1 Nevada Convertible Preferred “A” share and each of these preferred shares is entitled to 800 Nevada shareholder votes.  The award of these Preferred Shares effectively gave to these shareholders the majority voting control of the Company. Each preferred share is then convertible to 800 Delaware common shares.   As a result of these awards, the Company issued 43,409 Convertible Preferred “A” shares to shareholders in exchange for 17,363,640 Nevada common shares.  On April 22, 2003, these Convertible Preferred “A” shares were convertible to 34,727,280 restricted Delaware common shares.  Those Nevada common shareholders not awarded Convertible Preferred “A” Shares received a reverse split whereby they received on April 22, 2003 one Delaware common share for each forty Nevada common shares held.   A consultant also received for services 750 Convertible Preferred “A” Shares that were exchanged on April 22, 2003 for 600,000 restricted Delaware common shares.

Equity Compensation Plans Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average excercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in cloumn (a))
	(a)	(b)		(c)

Equity compensation plans approved by security holders	858,000	$.43	(1)	-0-

Equity compensation plans not approved by security holders				-0-

(1)           Does not include 150,000 Registered Common shares to be issued to principal accountant during 2004 in lieu of cash

The President and Chief Executive Officer, C. Scott Sykes, Jr., has earned a total of $530,788 of deferred compensation for services from each of the years 1998 to 2003.  Mr. Sykes can elect to convert all or part of this deferred compensation to common stock at exercise prices ranging from $.36 to $4.80 per share.  Deferred compensation earned by Mr. Sykes for future years also has a conversion privilege based on the closing bid price on the last day of each respective year.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

SureQuest Systems, Inc. believes that it is uniquely positioned in its industry because of its proprietary software technology that provides nutrition management systems and services to food service institutions in 46 US states and Canada. Recognizing that there will continue to be significant opportunities in nutrition delivery systems, the Company developed, during the year 2001, a strategic plan to increase revenues and become profitable by transforming the Company into a knowledge and information based Company, providing electronic (Internet) access to its products and services. Web-enabling the most common features of our proprietary dietary software will provide to our customers: 1) user installed and self paced instruction; 2) reduced complexity; 3) all database information and programs maintained by SureQuest Systems, Inc. and, 4) introduction of a low priced monthly service and fee arrangement.

Concurrently, the Company continues to attempt to expand its present product and services delivery system, including the introduction during late 2000 of its multi-user version of its software and a low cost menu module so that its products and services will be affordable to the entire industry.  In addition, the Company plans to develop a clinical module that interfaces with its current products.

The CMS product, developed by SureQuest during 2000 and introduced during 2001, allows corporate clients the ability to manage their menus, recipes and coordinate food purchasing from a centralized or corporate position. The product eliminates repetitive menu and recipe data management tasks at multiple facilities and streamlines this process for corporate clients having multi-facilities and for food distributors. In addition, the CMS technology allows clients the opportunity to accumulate food purchasing data and use this technology to provide significant benefits and savings for multiple facility operations.

The Company continues to believe that its products and services are advanced of its competitors.  Management also believes that the Company’s products and services continue to be the products and services of choice.  However, customers and proposed customers, when making decisions to purchase the Company’s products and services, continue to question the Company’s ability to continue operations as a going concern due to the financial condition of the Company.   We continue to be successful in attracting new customers, despite these issues, but we cannot determine the extent, if any, of the loss of revenues due to the going concern uncertainty.

On February 27, 2004, the Company announced through an 8-K filing with the Securities and Exchange Commission (SEC) that the SEC has issued a Formal Order of Investigation to conduct a non-public investigation of the Company and, but not limited to, its officers, directors, promoters and broker dealers for at least the period January 1, 2002 through the present.  The purpose of this investigation is to determine whether or not violations have occurred of, among other things, the registration, anti-fraud, periodic reporting, ownership reporting, and books and record provisions of the federal securities laws.  Prior to the issuance of this order, the Company has voluntarily produced certain documents to the SEC and intends to cooperate with the investigation in all respects.  This investigation is ongoing and the outcome cannot be determined at this time.  Also, we cannot determine the effects of this investigation to the Company’s ability to attract new revenues, retain existing customer relationships and/or management and employees.

In order to sustain operations and successfully implement the entire business plan strategy, the Company continues in its attempt to obtain capital financing. THERE CAN BE NO ASSURANCE THAT AN INVESTMENT COMMITMENT WILL BE REALIZED. The Company’s financial condition, consisting of a significant working capital deficit, negative net worth, outstanding payroll tax obligations, operating losses, and lack of meaningful revenue growth, all combine to deter investment. The Company must continue to increase revenues and improve operating results to attract investment and sustain operations.

Although operations improved over the year 2002,  2003 was disappointing in terms of revenues and operating loss.  During October 2003, a significant customer, contributing approximately 28% and 20% of the Company’s total 2002 and 2003 revenues, respectively, terminated its contract to receive dietary services from the Company by deciding to provide its own menu services in-house.  The Company will, nevertheless, continue to provide dietary services to certain facilities of the discontinued customer that represent approximately one-fifth of the total revenues that the discontinued customer previously provided.  Revenues must significantly increase during 2004 or the Company has no alternative but to consider reductions in management and employee labor costs, which is the most significant cost to the Company to deliver its products and services.   The operating loss in 2003 was primarily the result of stock issues to consultants, employees, management and creditors.  The net cash used in operating activities decreased in 2003 to $42,606 from $81,914 in 2002.  Absent revenue increases during 2004, the Company will continue to support its existing products and services but additional development or enhancement of existing products and services may be deferred because of lack of capital. There can be no assurance that the quality of the products and services provided to its customers will not be impaired if improvement in operating results is not realized.

The Company decreased its net operating loss for the year 2003 as compared to 2002 from $934,458 in 2002 to $790,481 in 2003.  The Company has incurred significant losses during each of the past seven years, and as of December 31, 2003, has an accumulated deficit of approximately $8.7 million.  The primary reason for these operating losses during 2002 is non-cash activity comprising the issuance of stock based compensation to consultants and employees of $239,447, unrealized loss on land held for sale of $127,300 and amortization of software of $293,585 and during 2003 the issuance of stock based compensation to consultants, creditors, management and employees of $523,865 and amortization of software of $134,561.  Management remains confident that these negative operating results will reverse.  During 2003, the net cash used in operations decreased from $81,914 during the year 2002 to $42,606 in 2003. Among the causes for this decline, the Company’s Chairman and President did not receive cash compensation during 2003 as compared to approximately $43,000 during 2002.

Despite the loss of the significant customer mentioned above during 2003, management projects that 2004 revenues will exceed those of 2003.  During 2003, the Company realized significant software license revenue ($120,000) from a multi-facility customer that also provides approximately $12,000 of recurring monthly revenues from maintenance and technical support services and hard copy menus.  In addition, the Company anticipates an extension of a multi-year agreement with a Canadian food distributor during 2004 that, if realized, will result in bulk license revenues of approximately $84,000.  Also, a U.S. affiliate of the Canadian food distributor  has executed a license distribution agreement with the Company.   Management projects that these relationships will provide significant added software license and recurring monthly revenues during 2004.  The realization of these revenues is not assured and, if not realized, the Company’s revenues during 2004 may not exceed those of 2003, thereby further contributing to doubt regarding the Company’s ability to continue as a going concern.

The Company’s liabilities at December 31, 2003 and 2002 include an obligation to the Internal Revenue Service of $629,394 and $655,672, respectively, primarily related to unpaid employee payroll withholding taxes for certain periods in the years 1998 and 1999,  2000 and 2002.    On March 5, 2004 the Internal Revenue Service notified the Company that the obligation,  including penalty and interest, is $619,843.   In addition, the Internal Revenue Service reserves the right to assess additional penalty and interest.  On March 5, 2004,  the Company entered into a scheduled monthly payment agreement with the Internal Revenue Service that provides for an initial  payment of $25,000 on April 20, 2004 followed by monthly payments of $7,500 beginning on May 20, 2004 through September 20, 2004.  On October 20, 2004 a $32,500 installment is due followed by monthly payments of $12,500 each month thereafter until the obligation is satisfied.   During 2001, the Company submitted to the Department of Treasury an offer in compromise of $300,000 payable in twenty four monthly installments of $12,500 as a proposed settlement of the entire obligation based on the financial impairment of the Company.   This proposed offer was accepted during 2003 at the examiner level but was subsequently rejected because the Company defaulted on depositing timely 2002 and 2003 payroll taxes.  The Company will submit a second offer in compromise during the second quarter of 2004 at a proposed settlement amount similar to the previous submission.  If accepted by the Department of Treasury, this compromise will supersede the current monthly installment settlement agreement in place.   There can be no assurance that the Department of Treasury will accept the proposed offer.   In addition, the Company may not be in a financial position to comply with the monthly installment settlement agreement in force without imminent revenue growth and/or new debt financing.   The Company may have to significantly reduce services that in turn may significantly reduce future revenues and impair existing marketing relationships.  The Internal Revenue Service has filed a Notice of Federal Tax Lien that established a security interest in all assets of the Company.  The Company is current with 2003 and 2004 payroll tax obligations and must remain current to maintain its settlement agreement and to file the proposed offer in compromise.

During 2003, the Company sustained operations primarily through proceeds ($200,000) from the exercise of warrants, advances ($31,793) from a certain officer and the deferment of salary ($100,000) to the Company’s Chief Executive Officer.  In addition, the Company’s former Chief Financial Officer currently serving the Company in a Principal Accountant consultant capacity, is receiving Company common stock for his services in lieu of cash compensation.  It cannot be determined whether the Company will be able to retain the services of these individuals without cash compensation.  In addition, the Company may not be in a position during 2004 to attract additional capital from equity instruments such as warrants and options.  The Company must demonstrate to proposed investors

that its operating results and negative net worth will significantly improve and that it can meet its current debt obligations.   If successful in attracting new capital, the current shareholders may experience significant dilution to secure this capital.  On March 11, 2004, the Company did secure $20,000 of capital through debt financing and a non-binding commitment for an additional $80,000 debt financing payable in monthly installments of $20,000 beginning April 2004.  The Company issued 1,000,000 shares of the Company’s restricted common stock as additional consideration for this financing.  If the Company does not receive the remaining $80,000 financing, the creditor is obligated to return a pro-rata number of shares.  The Company will use the proceeds from this debt financing, to the extent available, to consolidate debt, meet monthly payroll tax installments, contribute to the payment of legal fees on behalf of the Company, Directors and perhaps others, incurred with the Securities and Exchange Commission investigation, continue the Company as a fully reporting public Company and to develop a dietary clinical module product.  Without this remaining funding, the Company may not be able to meet one or more of these obligations.

The Company has a significant amount of debt outstanding and may need to access additional debt financing and/or restructure the timing of its required principal and interest payments. At December 31, 2003, the Company had $1,326,880 of current liabilities, primarily to the Internal Revenue Service and accrued interest to related parties. While the Internal Revenue Service and accrued interest to related parties obligations totaling $979,940 are classified as current, the Company has reached agreement with the creditors to defer the majority of these obligations beyond  2004.  These obligations continue to be classified as current because the Company must meet certain installment obligations to maintain the agreed upon deferments.   The total debt and negative net worth impairs the Company’s ability to obtain additional financing, requires the Company to dedicate a substantial portion of its cash flow to the payment of principal and interest, impairs our ability to react rapidly to a change in market conditions and makes the Company more vulnerable if there is a continued downturn in general economic conditions.  A significant portion ($1,759,818) of the Company’s total liabilities is payable to related parties and an additional $629,394 is related to payroll tax obligations for which an installment agreement has been formalized.  The Company does have flexibility in addressing its obligations with related parties as these obligations become due but there can be no assurance that the related parties will continue to extend maturities.

There can be no assurance that management will be successful in remedying these risks and the failure to do so would have a  material adverse effect on our business, financial condition and results of operations.  Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast given the length of the sales cycle in the assisted living and nursing care industry due to current constrained federal and state reimbursement policies and the continued reliance by the industry on manual dietary systems. Accordingly, any significant shortfall in sales or collections would have an immediate adverse effect on the Company’s business, financial condition and results of operations.

On January 24, 2003, the Company’s Board of Directors adopted a resolution to authorize a corporate restructuring, including granting significant stock awards and moving its state of incorporation from Nevada to Delaware. The Board determined that this restructuring was in the best interests of the Company and its shareholders in order to attract and/or retain directors, management, employees and consultants, because of the Company’s financial impairment and resultant lack of liquidity.  As a result of this restructuring, the Company awarded during 2003 certain shareholders, management, employees, consultants and creditors common stock, including 6,750,000 registered shares issued to consultants, and recognized a $523,865 charge to operations.  The Company also received $200,000 cash proceeds from the exercise of warrants issued to consultants from which the consultants received 1,792,000 registered shares.  The shareholders, management, employees, creditors and a certain consultant subject to these awards received restricted Delaware common shares. There was significant dilution to those shareholders that were not awarded Nevada convertible preferred stock awards as they received one Delaware common share for each forty Nevada common shares held.

RESULTS OF OPERATIONS

TOTAL REVENUES

Revenues for the year ended December 31, 2003 were $1,347,957 that represents an increase of $144,684 (12.0%) from revenues of $1,203,273 for the year ended December 31, 2002. Dietary services and supplies revenues decreased to $566,607 for the year ended December 31, 2003 from $567,865 for the year ended December 31, 2002 which represents a 0.2% decrease. Software sales and rental revenues increased to $781,350 for the year ended December 31, 2003 from $635,408 for the year ended December 31, 2002 which represents a 23.0% increase.

Dietary services and supplies revenues decreased $1,258 for the year ended December 31, 2003 over the same period in the prior year primarily due to a decrease of menu and forms revenues of $20,196 and an increase of $20,221 in hard copy menus.  A significant customer representing approximately one half of the dietary services and supplies revenues terminated its contract with the Company effective October 2003 by bringing these services in-house.  In addition, the Company provides hard copy menu services to approximately 200 facilities that represent one multi-facility customer.  These facilities are pending installation of the Company’s software at which time the hard copy menu services will terminate.  Once installed, these facilities are charged a recurring monthly maintenance fee that is equal to the hard copy menu fee.  Dietary services and supplies revenues are projected to decrease during 2004 as compared to 2003 and will continue to decrease as customers automate to our dietary software products and services.     The

software sales and rental revenues increased during the year ended December 31, 2003 by $145,942 from the same period in 2002 primarily because of a $120,000 multi-facility license sale during 2003, an increase in support revenues of $34,762 and an increase in data base management services of $9,803.    2003 DOS revenues continue to decrease and were $19,611 less than in 2002.  Management projects that revenues will increase during 2004 over the same period in 2003 because of an extension of a contract with a Canadian food distributor that will include multi-license revenues at renewal and the advent of a U.S. relationship with an affiliate of the Canadian food distributor that will also include multi-license sales.  In addition to the projected increase in software sales from these customers, there will also be increased maintenance and support revenues as a result of these added software installations.  There can be no assurance that these projected events will result in additional revenues to the Company.  The Company has also increased its direct sales staffing and presently has four active members involved in the marketing of the Company’s products and services as compared to two active staff members during 2003.  A third member was added in October 2003 and a fourth in March 2004.

COST OF REVENUES

Total cost of revenues increased to $694,867 for the year ended December 31, 2003 which represents a 3.1% increase over cost of revenues of $674,070 for the year ended December 31, 2002.  The Company’s gross profit of $653,090 (48.5% gross profit margin) for the year ended December 31, 2003 is a 4.5% gross profit margin increase over the gross profit of $529,203 (44.0% gross profit margin) during the year ended December 31, 2002.

Dietary services and supplies cost of revenues for the year ended December 31, 2003 of $260,991 increased from $199,533 for the year ended December 31, 2002 which represents a 30.8% increase. Software sales and rental cost of revenues for the year ended December 31, 2003 of $433,876 decreased 8.6% from $474,537 during the year ended December 31, 2002. The gross profit margin of dietary services and supplies of $305,616 and gross profit margin of 53.9% during the year ended December 31, 2003 decreased from $368,332 and gross profit margin of 64.9% during the year ended December 31, 2002. The gross profit margin of software sales and rental of $347,474 and gross profit margin of 44.5% for the year ended December 31, 2003 increased from $160,871 and gross profit margin of 25.3% during the year ended December 31, 2002.

The dietary services and supplies cost of revenues increase of $61,458 during the year ended December 31, 2003 from the same period during 2002 is primarily attributable to an increase of $33,927 in dietary wages related to a new position and an increase of $19,761 related to costs associated with hard copy menus shipped to approximately 210 facilities.  The software sales and rental cost of revenues decrease during the year ended December 31, 2003 of $40,661 from the same period during 2002 is primarily attributable to the completion of amortization of software during June 2003 that reduced the 2003 amortization expense $159,026 as compared to 2002, offset by an increase in salaries of $59,995 with the addition of staffing, an increase in programming costs of $16,000 and an increase in the cost of software installation and training of $28,576.  Expenses related to software sales will continue to increase due to expansion of the number of active installations and the conversion to first tier support for all Canadian facilities.

SALES AND MARKETING EXPENSES

For the year ended December 31, 2003, sales and marketing expenses were $117,464 or 8.7% of revenue, an increase from $53,917 or 4.5% of revenue for the year ended December 31, 2002.  The increase of $63,547 in expense during the year ended December 31, 2003 is primarily due to compensation paid to an additional employee of $44,532 and an increase in trade show expense of $9,627.    The Company’s primary marketing representatives are network alliance relationships, primarily in the food service industry.  The Company has added two additional direct sales employees.  The employees began their respective employment with the Company in October 2003 and March 2004.  The employee that began his employment in October 2003 replaces the former marketing consultant and officer of the Company.

GENERAL AND ADMINISTRATIVE EXPENSES

During the years 2003 and 2002, the Company incurred stock based compensation expenses related to consulting services.  The Board of Directors determined during 2001 that the Company needed to bring outside resources to assist the Company in marketing its products, develop its business plan, and identification of interest in a registration offering.  In addition, during 2002, an employee affiliate of these consultants assisted the Company in adopting a stock based compensation plan for the Company’s employees and management in order to retain their services through stock based compensation.  The Company does not have the financial resources to compensate its management and certain employees with cash in accordance with industry standards and therefore must rely on other incentives for retention.  The Company incurred for the years ended December 31, 2003 and 2002 net losses from operations of $556,489 and $688,771.  Stock based compensation contributed $460,661 and $239,447 to these 2003 and 2002 net losses from operations of which $415,605 and $219,742, respectively were classified as general and administrative expenses.

For the year ended December 31, 2003, general and administrative expenses were $1,073,776 or 79.7% of revenue, a decrease from $1,141,346 or 94.9% of revenue for the year ended December 31, 2002. The Company decreased its net general and administrative expenses $67,650 during the year 2003 that included non-cash stock compensation awards resulting from the Company’s reorganization to Delaware on April 22, 2003.   This net decrease includes an increase of  $201,230 in officer salaries of which $263,372 related to stock awards to the Chief Executive Officer and Senior Vice President and a decrease of $38,781 due to the resignation of the Company’s Chief Financial Officer; increase of $3,123 in utility expense as a result of office sublease;  increase of $38,781 in accounting services as a result of the Chief Financial Officer’s reclassification from an officer to an accounting consultant;  $11,625 increase in auditing services as a result of the Company’s reorganiziation and related increased SEC filings; $3,621 increase in stock fees due to stock transfer activity related to the Company’s reorganization; $7,842 increase in business property taxes as a result of the Company’s sale of land held for investment; and a $2,322 increase in maintenance and repair of equipment and 2003 decreases of  $204,850 primarily related to reduced stock based compensation expenses related to consultant activity;  $56,755 decrease as a result of the termination of the Company’s business consultant in February 2003; $14,208 decrease in office rent due to renegotiated reduced office rent and the sublease of office space;

$12,545 decrease in health insurance benefits as a result of the termination of the Company’s business consultant in February 2003; $6,266 decrease in bad debt expense; $6,436 decrease in telephone expenses due to a new provider contract at a lower use rate; $22,445 decrease in legal expenses due to $36,522 expenses incurred during 2002 primarily related to a sublease tenant; and a $7,764 reduction in travel expenses primarily related to consultant activity in 2002.  Management projects that 2004 general and administrative expense will be significantly reduced during 2004 due to reduced reliance on consultant activity.  Legal expenses, including providing legal services to the Company and its directors and officers, will significantly increase in 2004 due to the ongoing Securities and Exchange non-public investigation of the Company’s activities during 2002, 2003 and 2004.  It may be necessary to significantly reduce or eliminate the Company’s health insurance benefits, if the Company does not secure additional liquidity from revenues or debt financing.  In addition, the Company may elect to discontinue being fully reporting with the SEC due to the expense required to report, including but not limited to audit expenses, preparation of filings using outside services and related stock transfer activity.  It cannot be determined at this time what effect, if any, the termination of these activities and benefits may have on the Company and its management and employee retention.

At this time, the Company intends to continue as a fully reporting public company and is committed to providing health insurance benefits to its employees.

DEPRECIATION AND AMORTIZATION

For the year ended December 31, 2003, depreciation and amortization expenses were $18,339 which is a decrease from $22,711 for the year ended December 31, 2002. The decrease of $4,372 during 2003 is primarily due to the completed amortization of leasehold improvements.

INTEREST EXPENSE

For the year ended December 31, 2003 interest expense was $200,206 which is an increase from $140,855 for the year ended December 31, 2002. The increase of $59,351 during the year 2003 as compared to the year 2002 is primarily attributable to stock  awards valued at $60,699 to certain lenders as a result of the Company’s reorganization on April 22, 2003.

GAIN FROM DEBT SETTLEMENT

During the year 2002, the Company successfully negotiated a settlement of an outstanding creditor obligation that reduced the recorded obligation by $30,294.

UNREALIZED LOSS - INVESTMENT IN LAND

For the year ended December 31, 2002, the Company recorded a permanent dimunition of $127,300 in the carrying cost of the land held for investment to reflect the Company’s asking sales price of $150,000, net of broker commissions and recognized an additional $22,483 reduction during the year 2003.  The Company negotiated a sale of the land during 2003.

LIQUIDITY AND CAPITAL RESOURCES

Absent significant revenue increases during 2004, the Company requires additional capital to maintain ongoing operations and meet its creditor obligations, including payroll tax obligations.  Net cash used in operating activities during 2003 was $42,606 which is an improvement from the $81,914 net cash used in operating activities during 2002.  During 2003 the Company benefited from $200,000 proceeds from the exercise of warrants and received $31,793 in net advances from its Chief Executive Officer.  The Company does not anticipate additional liquidity from these sources during 2004.  On March 11, 2004 the Company secured $20,000 debt financing from an unaffiliated creditor with a commitment of an additional $80,000 in four monthly installments beginning April 2004.  Repayment terms include 12% interest with monthly principal and interest payments of $1,029 that begin September 2004 through August 2013 at which time the remaining principal balance of $93,419 is due.   As additional consideration, the Company issued 1,000,000 restricted common shares to the creditor.  The Company cannot be assured that the additional $80,000 will be funded.  Should the creditor default, the pro-rata shares issued will be returned and the scheduled monthly payments and balloon payment will be reduced accordingly.  The Company also pledged royalty payments from revenues of a proposed clinical module product, if developed, for the term of the outstanding obligation.   The Company continues to receive a going concern opinion from its auditors regarding the Company’s ability to sustain operations during 2004 because of its financial condition.

The Securities and Exchange Commission (SEC) has issued a Formal Order of Investigation to conduct a non-public investigation of the Company and but not limited to its officers, directors, promoters and broker dealers for at least the period from January 1, 2002 through the present.  The Company has voluntarily produced all documents requested by the SEC to date and intends to cooperate fully with this investigation in all respects.  The outcome of this investigation cannot be determined at this time.  The Company on February 27, 2004 announced this investigation through an 8-K filing.  As a result of this investigation, the Company will incur significant legal fees to provide advice to the Company and its officers and directors.  It can not be determined what the impact of this investigation will have on the Company’s business relationships.  However, it is management’s belief that a contractual relationship related to a significant proposed business opportunity has been terminated due to this investigation.  At this time, the Company is not aware of any other affected current business relationships.

At December, 31, 2003 the Company’s total liabilities of $2,937,852 (a decrease of $3,501 over 2002) exceed its total assets of $434,142. The Company’s significant income producing asset, its proprietary dietary software, has been fully amortized at June 2003, and accordingly, has no carrying value in accordance with generally accepted accounting principles.  In addition, the Company’s current liabilities at December 31, 2003 of $1,326,880 (a decrease of $37,014 from 2002) exceed current assets of $290,210 or a working capital deficit of $1,036,670.  This working capital deficit is primarily comprised of payroll tax obligations of $629,394 and accrued interest of $350,546. During 2004, the Company has reached a settlement agreement with the Internal Revenue Service, terms of which include monthly installment payments (see reference to the terms of this settlement agreement below) and the accrued interest  primarily consists of related party debt.  During 2003, one of these related parties agreed to extend payment terms that require $3,000 monthly payments.   In addition the Company has sold its land held for investment and received a $112,045 long term note receivable, terms of which include annual interest and principal payments of $11,205 beginning August 2004.  The Company has assigned these payments to a bank creditor obligation of $85,000.  The bank retains a lien on the land until the obligation to the bank has been repaid.

The Company has sustained operating losses for each of the past six years and has at December 31, 2003 an accumulated deficit of $8,721,001. The Company has financed its operations primarily through debt financing provided by shareholders, officers and affiliates and failed to remit payroll tax obligations for certain periods during the years 1998, 1999, 2000 and 2002. The Company is in compliance with 2003 and 2004 payroll tax deposits.  At December 31, 2003 the Company has recorded payroll tax obligations of $629,394.  On March 5, 2004, the Internal Revenue Service (IRS) advised  that the total obligation outstanding, including penalties and interest, is $619,843.  In addition, the IRS advised that there may be additional penalties and interest assessed in the future towards this obligation.    On March 5, 2004, the IRS approved a settlement installment agreement that provides for an initial payment of $25,000 on April 20, 2004 followed by monthly payments of $7,500 beginning May 2004 through September 2004.  On October 24, 2004, an additional $32,500 installment is due followed by $12,000 monthly payments beginning on October 20, 2004 and each month thereafter until the obligation is paid in full.  The Company intends to file an offer in compromise during the second quarter of 2004 that proposes to reduce the total obligation to an estimated $300,000, payable in 24 equal monthly installments.  The Company previously filed an offer in compromise for that amount and the offer was accepted at the field examiner level but subsequently denied because the Company failed to remit timely payroll tax deposits during 2002.  The Company believes that this offer in compromise will be accepted based on prior IRS determinations.  However, there can be no assurance that the IRS will approve the offer.  In addition, the Company must be in full compliance with its payroll tax deposits and settlement agreement installment payments.  There can be no assurance that the Company will have the financial resources to meet these installment obligations in a timely manner.  The IRS maintains a security interest in all assets of the Company.  Should the Company default in remitting these payment obligations, there can be no assurance that the IRS will allow the Company to continue as a going concern.

During the year 2003, the Company decreased its total liabilities $3,501from its total liabilities at December 31, 2002.   This reduction is primarily a result of a decrease at December 31, 2003 of the following obligations as compared to December 31, 2002: convertible debentures decreased due to payments of $4,526 ; notes payable to officers, shareholders and affiliates decreased due to payments of $75,036;  long-term and credit lines decreased due to payments of $48,108;  accounts payable-trade decreased due to payments of $51,594, included in these payments were $35,427 of property taxes in arrears of which the Company received $15,488 from the buyer of the land held for investment ; and payroll tax obligations decreased $26,278 primarily due to payments for 2001 and 2002 payroll tax obligations; increases in liabilities at December 31, 2003 as compared to December 31, 2002 related to accrued expenses increased $21,357 primarily as a result of a $24,755 provision related to deferred revenues on software license sales and support fees paid in advance of services provided; accrued interest increased $48,891 primarily due to an annual $50,000 accrued interest provision for a related party obligation of $500,000; net advances from officers and affiliates increased $31,793 and the Company continued its annual deferred compensation provision of $100,000 to its Chief Executive Officer in lieu of cash compensation.

Total assets at December 31, 2003 of $434,142 decreased $90,568 from the total assets of $524,710 at December 31, 2002. This decrease, as compared to 2002 balances, is primarily due to an increase of cash of $59,472 resulting from  proceeds of $200,000 in the exercise of warrants during the third and fourth quarters of 2003;  increase in accounts receivable trade of $21,699 resulting primarily from a $18,650 trade receivable due on an installment sale that provides for semi-annual payments that end in April 2004;  increase in notes receivable of $110,362 due to the Company’s assumption of a $112,045 note receivable on the sale of land held for investment; increase in prepaid expenses and other current assets of $12,148 primarily due to $3,008 accrued interest receivable related to the note receivable from the sale of land held for investment; and decreases of $134,561 related to the final amortization provision of capitalized software development costs related to the Company’s proprietary dietary software; $150,000 decrease related to the Company’s sale of land held for investment that included a $22,467 realized loss provision during 2003 and $9,688 decrease in property and equipment related to a $18,339 depreciation provision and $8,651 purchases of new equipment.  The Company intends to develop during 2004 a clinical dietary module as a segment of its dietary software products.

The Company’s 2003 net cash used in operating activities decreased $39,308 from a $81,914 cash used for the year ended December 31, 2002 to a cash used of $42,606 for the year ended December 31, 2003. The Company’s net loss from operations of $790,481 for the year ended December 31, 2003 decreased $143,977 as compared to the net loss from operations of $934,458 for the year ended December 31, 2002.   During the year 2003, non cash items charged to operations were depreciation and amortization of $152,900 as compared to $316,296 during 2002;  2003 provision for bad debt of $6,367 as compared to $12,633 during 2002, 2003 common stock issued for employee compensation of $312,200 that includes common stock awards of $277,775 on April 22, 2003 related to the Company’s reorganization from Nevada to Delaware as compared to $19,705 during 2002;  2003 common stock issued for services of $140,461 related to the engagement of consultants as compared to $219,742 during 2002; 2003 common stock issued in conjunction with debt of $63,204 of which $60,699 related to common stock awards to certain creditors as part of the Company’s reorganization from Nevada to Delaware on April 22, 2003 as compared to $0 during 2002.    Additional cash flows from operations were: 2003 accounts receivable - trade increased $28,066 as compared to a $27,504 decrease in 2002; 2003 prepaid expenses and other current assets increased $22,034 as compared to a $2,684 increase in 2002; accounts payable - trade decreased $51,594 as compared to a $19,283 decrease in 2002; 2003 payroll tax obligations decreased $26,278 as compared to a $56,069 increase in 2002 due to unremitted 2002 payroll tax obligations;  2003 accrued expenses increased $21,357 as compared to a $22,267 decrease in 2002; 2003 accrued interest increased $48,891 as compared to a $60,608 increase in 2002; and 2003 deferred compensation increased $100,000 as compared to a $56,921 increase during 2002 (the Chief Executive Officer received cash compensation for a portion of 2002).  Cash flows from investing activities for the year ended December 31, 2003 were $6,837 that included $8,651 purchases of property and equipment and $15,488 net proceeds from the sale of land held for investment.  Cash flows used in investing activities during 2002 was $5,424 in the purchase of property and equipment.  Cash flows provided by financing activities decreased to $95,241 for the year ended December 31, 2003 as compared to $96,133 for the year ended December 31, 2002. During the year 2003,  the Company received $31,793 net proceeds in advances from officers and affiliates as compared to $7,816 during 2002;  remitted payments on convertible debentures of $4,526 as compared to $1,805 during 2002 and also during 2002 received proceeds of $20,932 from convertible debentures issue; remitted payments on notes payable to officers, shareholders and affiliates of $75,036 as compared to $83,723 during 2002 and also during 2002 received $25,000 proceeds from notes payable issues to officers, shareholders and affiliates;  remitted payments on credit lines and long-term debt of $48,108 as compared to $30,087 during 2002 and also received during 2002 $50,000 proceeds from credit lines and long-term debt; received proceeds of $200,000 from warrants exercised as compared to $108,000 proceeds realized from the exercise of stock options during 2002; remitted $8,863 to two shareholders, including the former Chief Financial Officer in the exercise of stock rescission rights related to the Company’s reorganization from Nevada to Delaware on April 22, 2003;  received $19 from the purchase of common stock as treasury and then canceled.  As a result of these cash flow transactions, the Company increased its cash for the year ended December 31, 2003 $59,472 as compared to an increase of $8,795 during 2002.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s contractual obligations at December 31, 2003:

Contractual obligations	Total	Payments due by period Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,202,246	$122,062	$576,277	$256,911	$246,996

Operating Lease Obligations	288,479	68,319	131,760	88,400	-0	-

Total	$1,490,725	$190,381	$708,037	$345,311	$246,996

In addition, the Company is obligated to its Chief Executive Officer $530,788 in deferred compensation.  The Company classifies this obligation as long term because the Company cannot determine when it will be in a position to redeem this obligation.

Included in the Long-Term Debt Obligations schedule of “1-3 years payments” of $576,277 is $500,000 of principal owed to an affiliate of the Company’s Chief Executive Officer.  Although this obligation has matured, the affiliate continues to extend the maturity date each year.  It cannot be assured that the affiliate will continue to extend the maturity beyond the current January 1, 2005 maturity date.  There is also accrued interest of $253,425 at December 31, 2003 related to this obligation.  There have been no payments by the Company towards this note since the inception date of June 1998.

The Company also is liable for approximately $620,000 of payroll tax obligations related to certain periods in years 1998, 1999, 2000 and 2002.  The Company has entered into an installment redemption agreement with the Internal Revenue Service whereby the Company will begin to remit monthly installments beginning April 20, 2004 of $25,000 followed by $7,500 on May 20, 2004 and each month thereafter with a $32,500 installment due October 20, 2004 followed by monthly installments of $12,000.  Accrued interest and penalties will continue to accrue until the obligation is paid in full.  This obligation is not reflected in the above schedule because the Company plans to file an offer in compromise during the second quarter of 2004 in order to significantly reduce this obligation, including interest and penalties, to an approximate $300,000.  The Company will offer equal 24 monthly installments to redeem the offer in compromise, if accepted.   The success of this offer cannot be determined and, if rejected by the Internal Revenue Service, the Company must continue to abide by the monthly installment agreement cited above.

The Company has historically financed its operations primarily through debt financing provided by shareholders, officers and affiliates, deferment of payment of payroll tax obligations, proceeds from the exercise of warrants and stock options, deferred compensation to its Chief Executive Officer in lieu of cash and the extension of related party debt maturities. The Company’s ability to sustain operations may be dependent upon additional debt financing and/or significant increases in revenues. The Company has limited cash and credit available and may not be able to raise additional financing or establish lines of credit. Additional shareholder, officer and affiliates debt financing also may not be available.  The Company is  reliant on alliances with three major customers that represent during 2003 44% of the Company’s revenues and 23% during 2002. The termination of any one of these relationships or a significant reduction by these customers in purchasing the Company’s products and services will have a substantial immediate liquidity effect on the Company’s business.  The Company is currently negotiating with one of these customers to extend a five year contract that expired during 2003.  The Company continues to provide products and services to this customer.

Without additional financing and/or increasing revenues, management does not believe that the Company can continue to sustain operations. The Company may have to reduce salaries and/or suspend providing certain employee benefits, primarily health insurance, in order to meet its other operating obligations. This action, if taken, may result in the loss of certain key employees. It can not be determined whether the loss of any employees can be replaced in a timely manner in order not to disrupt business. The Company believes that 2004 revenues will increase over those of 2003, but this increase, if realized, may not be sufficient to meet the Company’s outstanding obligations, including payroll tax obligations.  In addition, the effect of the Securities and Exchange Commission’s investigation on the disruption of current and proposed customer relationships cannot be determined at this time.  Accordingly, the Company’s auditor continues to issue a going concern opinion regarding the ability of the Company to continue to sustain operations.

ITEM 7. FINANCIAL STATEMENTS (See Attached)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has engaged  KBA Group LLP as its auditors.   This firm is the result of a merger of two accounting firms, one of which was the Company’s former auditor, King Griffin & Adamson P.C.  The Company filed an 8-K on March 7, 2003 as notification of this change, which was due to the accountant’s name change.

ITEM 8A.  CONTROL AND PROCEDURES

The Company’s management, including the Company’s chief executive officer and principal accountant, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the year December 31, 2003, the period covered by the Annual Report on Form 10-KSB.  Based upon that evaluation, the Company’s chief executive officer and principal accountant have concluded that the disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that material information relating to the Company is made known to management.

During April 2004, the Company adopted a formal written instruction notification policy regarding the issuance of stock by its transfer agent and is retaining this written notification as a record of authority.  Prior to this written notification policy, the transfer agent accepted verbal notification.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Executive Officers, Directors and Significant Management Consultants are as follows:

C. Scott Sykes, Jr. 64, Chairman of the Board and President, has over 30 years experience in the health care industry. Mr. Sykes became associated with the Company when, in January 1998, he bought a controlling interest in the Company from the two co-founders. From 1994 until 1999, Mr. Sykes was “of counsel” to the Chicago law firm of Gardner Carton and Douglas. From 1989 to 1994, Mr. Sykes was Senior Vice President and General Counsel of VHA, Inc., Irving, Texas, one of the country’s largest healthcare organizations. Mr. Sykes graduated from The University of Virginia in 1962 with a B.A. and from that same University in 1965 with a LLB degree. Mr. Sykes is the largest shareholder in SureQuest Systems, Inc.

Stan Janczyk 57, Principal Accountant, was appointed Chief Financial Officer and Treasurer of the Company in March 2000. He was also appointed Secretary in 2003.  Mr. Janczyk resigned as an Officer of the Company on October 1, 2003 but remains as a consultant to assist the Company with its accounting, reporting and tax requirements.  Assisting the Company with these responsibilities is his primary relationship, but he does consult with other unrelated companies.    Prior to these Company positions, he maintained a financial consulting and tax practice, including serving as a consulting Chief Financial Officer to the Company from 1998 to March 2000. He was President of a closely held marketing company in Dallas, Texas, serving in that capacity from 1995 to

2000. From 1993 to 1995, he served as President of International Insurance Services, a multi-state insurance brokerage company in Dallas, Texas. From 1990 to 1993, Mr. Janczyk served as a financial consultant, specializing in the insurance industry. From 1980 to 1989, he was involved as a financial officer in the life and health insurance industry. He received his Certified Public Accountant certificate in Illinois in 1976, having served as manager with the firm of Grant Thornton in Chicago, Illinois and Oklahoma City, Oklahoma from 1974 to 1979. He graduated from Indiana University in 1974, receiving a B.S. in Business.

Alma Sudderth 48, Director and Senior Vice President, began her term as a Director in 1991. Ms. Sudderth is one of the co-founders of the Company. She has been employed by the Company since 1989 and served as a vice president until January 1998 when Mrs. Sudderth was named President of the SureQuest Systems Inc., a Texas corporation and predecessor to the Company. From January

2000 to the present, Ms. Sudderth serves as an Industry Market Leader for the Company and heads the sales/marketing division, and is responsible for several of the Company’s significant strategic alliances. From February 1989 until January 1998, Ms. Sudderth was an Executive Vice-President of the Company. Ms. Sudderth is a Registered Dietitian. She graduated from the University of Tennessee in 1977 with a BS, majoring in Dietetics and in 1978 with a Masters of Science, majoring in Food Science.

Late Filings

The Company’s Chief Executive Officer and Chairman, C. Scott Sykes, Jr. submitted a late Form 4 filing with the Securities and Exchange Commission on August 5, 2003 that was due on June 30, 2003.  This Form 4 filing contained eleven reported transactions.

Mr. Sykes also has not submitted a Form 13 (d) filing that was due during the year 2000.  Mr. Sykes has not at this time determined the date that he will submit this Form to the Securities and Exchange Commission and also cannot at this time determine the number of reportable transactions that this report will include.  Mr. Sykes is retrieving records necessary to compile the required information and projects that this Form 13 (d) will be filed during the second quarter of 2004.

Effective March 30, 2004 the Board of Directors adopted a Code of Ethics and Business Conduct that applies to among other persons, the Company’s Chief Executive Officer, Senior Vice President and Principal Accountant, as well as persons performing similar functions.  As adopted this Code sets forth written standards that are designed to deter wrongdoing and to promote:

1)              honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2)              full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by us;

3)              compliance with applicable governmental laws, rules and regulations;

4)              the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code, and

5)              accountability for adherence to the Code of Ethics and Business Conduct.

This Code requires, among other things, that all of the Company’s personnel shall be accorded full access to our Chief Executive Officer with respect to any matter which may arise relating to this Code.

This Code of Ethics and Business Conduct is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.

We will provide a copy of the Code of Ethics and Business Conduct to any person, without charge, upon request to the following address:

SureQuest Systems, Inc.

Attn:  Code Request

13606 T.I. Blvd.

Dallas,  TX.  75243

To date, there have been no waivers under the Code.  The Company will post any waivers, if and when granted, of the Code of Business Conduct and Ethics on our website at www.surequest.com.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to certain executive officers of the registrant for the three years ended December 31, 2003. Directors are not paid or reimbursed for attending meetings, other than out of pocket travel costs.

SUMMARY COMPENSATION TABLE

				LONG TERM
				COMPENSATION
	ANNUAL			AWARDS
	COMPENSATION			RESTRICTED	ALL OTHER (1)
NAME AND PRINCIPAL POSITION	YEAR	SALARY		STOCK AWARD (1)	COMPENSATION
C. Scott Sykes, Jr.,	2003	$-0	-	$255,684	$100,000
Chairman and President	2002	$39,998		0	56,921
	2001	31,015		0	68,985

(1) On December 31, 1998 the stockholders of the Company approved an annual salary of $100,000 for Mr. Sykes, all of which was deferred for 2003.  He is permitted to convert his deferred compensation balance into common stock of the Company at a conversion price equal to the closing price of the stock at the last business day of the year in which the salary was due. As of December 31, 2003, Mr. Sykes has the right to convert the total amount of deferred compensation outstanding of $530,788 to 659,505 common shares.  During August 2001, the Company began to compensate Mr. Sykes a monthly cash stipend of $6,666 that was terminated July 1, 2002 at which time he resumed his $8,333 monthly deferred compensation. In addition to the deferred compensation, during 2003, the Company awarded Mr. Sykes and affiliates 25,568,423 restricted Company common shares on April 22, 2003 as related to the Company’s stock award plan for certain of the Company’s management, employees, creditors and affiliates of same.  This share award is valued at $255,684 of which $244,952 is classified as officer salary and $10,732 as interest.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNER	NUMBER OF SHARES OWNED	% OUTSTANDING

C. Scott Sykes, Jr.(1)	18,686,794	41.9%
Charles S. Sykes Irrevocable Trust(1)	1,100,000	2.5%
Estate of Lois F. Sykes(1)	5,105,280	11.5%
Alma Sudderth(2)	2,157,708	4.8%

Public Ownership	17,507,440	39.3%
As of December 31, 2003: TOTAL	44,557,222	100.00%

(1) Mr. Sykes owns directly 2,921,096 shares of the Company’s common stock and indirectly 15,765,698 shares through VIG Holdings, LLC, a limited liability company, which as sole member, he beneficially controls. The Charles S. Sykes Irrevocable Trust was initiated by Mr. Sykes’ father’s Trust and is controlled by his mother, Kate F. Sykes, as trustee. All of the shares in the Estate of Lois F. Sykes are beneficially held on behalf of the son of C. Scott Sykes, Jr., the Company’s President.

(2) Number of shares reflects those owned directly by Mr. and Ms. Sudderth and by all their immediate family members.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTIES

In June 1998 the Charles S. Sykes Irrevocable Trust loaned to the Company the sum of $500,000. The Trust was given a secured promissory note for simple interest at the rate of ten percent (10%) per annum with the principal and all accrued interest due at maturity on January 1, 2001. The whole amount of the note is secured by the tangible and intangible personal property of the Company. The Trust agreed to extend the maturity of the note to January 1, 2005.  The Trust has not received interest or principal payments from the date of note inception.

Also in September 1998, C. Scott Sykes, Jr. in order to reduce the cash flow requirements of the Company, personally guaranteed certain indebtedness in the sum of $93,056 owed to Ms. Dianne Lindahl, a former Company employee and a current shareholder. As of December 31, 2003, the balance of the indebtedness is $9,563.

During the year 2001, the Company issued to Mr. Sykes a $48,570 unsecured promissory note in exchange for $48,570. Terms of the note are monthly interest and principal payments of $3,488 beginning January 20, 2002 with a final payment of $3,006 on March 20, 2003 and is in default. The note bears a simple interest of 10%. The principal balance at December 31, 2003 is $8,842.

During the year 2002, the Company issued a $25,000 note bearing 12% to an affiliate of an employee in exchange for $25,000.  The principal balance at December 31, 2003 is $8,688.

Effective February 26, 2003, the Board of Directors authorized and awarded certain shareholders that were Company creditors, management, employees and affiliates to convert 17,363,640 SureQuest Systems, Inc. Nevada common shares to convertible preferred  stock that in turn was convertible to Company Delaware common shares.  As a result of these awards, these shareholders elected to exchange 43,409 convertible preferred shares for 34,727,280 Company Delaware common shares and the Company valued these awards in the aggregate at $342,932.  Those Nevada shareholders that did not receive the convertible preferred stock conversion rights were reversed forty Nevada common shares to one Delaware common share.  Due to this conversion privilege, the Nevada common shareholders were diluted from a 57% controlling interest in the Nevada company to a 2% minority interest in the Delaware company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

2.1 Information statement relating to the reincorporation in Delaware by the merger of SureQuest Systems, Inc. (a Nevada corporation) into SureQuest Systems, Inc. (a Delaware corporation)

•                  incorporated by reference to SureQuest Systems, Inc.’s current report on Form Pre14c dated March 3, 2003.

4.1 2002 Stock Option and Grant Plan

•                  incorporated by reference to SureQuest Systems, Inc.’s current report on Form 8-K dated February 21, 2002 and related S-8 filing dated February 7, 2002

4.2 2003 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan

•                  incorporated by reference to SureQuest Systems, Inc’s Form S-8 filing dated March 31, 2003

4.3            Changes in Control of Registrant

•                  incorporated by reference to SureQuest Systems, Inc.’s Form 8-K filing dated May 7, 2003

14.1 Code of Ethics and Business Conduct (attachment)

16.1 Change in Registrant’s Certifying Accountant

•                  incorporated by reference to SureQuest Systems, Inc. current report on Form 8-K dated March 7, 2003.

20.1        Press Release Announcing Revised Business Model

•                  incorporated by reference to SureQuest Systems, Inc. Form 8-K filing dated June 16, 2003

20.2        Other Events and Regulation FD Disclosure related to a non-public Formal Order of Investigation by the Securities and Exchange Commission naming two companies, including SureQuest Systems, Inc.

•                  incorporated by reference to SureQuest Systems, Inc. Form 8-K filing dated February 27, 2004

31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Accountant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Accountant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Incorporated by reference as reported in Item 13 (a) above

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)          Audit Fees:

Fees for audit services provided by KBA Group LLP and its predecessor total $46,650 for 2003 and $35,385 for 2002, that include fees associated with the annual audit, reviews of the Company’s quarterly reports on Form 10-QSB, reviews of registration statements and certain reports on Form 8-K.

(2)          Audit Related Fees:  None

The Company did not incur audit related fees during 2003 and 2002.

(3)          Tax Fees:  None

The Company did not receive tax services nor did it incur any tax fees during 2003 and 2002.

(4)          All Other Fees:  None

KBA Group LLP did not provide other services.

(5)          Audit Committee’s Pre-Approval Polices and Procedures.

The Company’s Board of Directors, consisting of its President and Senior Vice President, approves the scope of services and fees of the outside accountants on an annual basis, generally prior to the beginning of the services. The Board of Directors did approve fees in their entirety for the audit and review services described above.  During the years 2003 and 2002, the Company did not retain the services of an Audit Committee.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on this Form 10-KSB and authorizes this  statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Dallas, State of Texas, on April 14, 2004.

SureQuest Systems, Inc., a Delaware Corporation

(Registrant)

Date April 14, 2004	By	/s/ C. Scott Sykes, Jr.
C. Scott Sykes, Jr. President

	By	/s/ Stan Janczyk
Stan Janczyk, Principal Accountant

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

FOR YEARS ENDED DECEMBER 31, 2003 and 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

of SureQuest Systems, Inc.

We have audited the accompanying consolidated balance sheets of SureQuest Systems, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SureQuest Systems, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As described in Note 3, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses of $790,481 and $934,458 for 2003 and 2002, respectively. Additionally, at December 31, 2003, the Company’s current liabilities exceeded its current assets by $1,036,670 and its total liabilities exceeded its total assets by $2,503,710. At December 31, 2003, total liabilities include $629,394 of payroll tax obligations and related penalties and interest.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Unless the Company increases cash flows from operations or obtains additional financing, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. Management’s plans as they relate to these issues are also explained in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBA GROUP LLP

Dallas, Texas

March 19, 2004

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31, 2003	DECEMBER 31, 2002

CURRENT ASSETS
Cash and cash equivalents	$84,852	$25,380
Accounts receivable – trade, less allowance for doubtful accounts of $6,601 and $25,897 at December 31, 2003 and 2002, respectively	168,055	146,356
Current portion of notes receivable	12,021	2,500
Prepaid expenses and other current assets	25,282	13,134
Total current assets	290,210	187,370

NOTES RECEIVABLE - net of current portion	100,841	—

PROPERTY AND EQUIPMENT
Computer equipment	114,764	181,669
Office furniture and fixtures	14,141	13,871
Office and other equipment	44,911	44,911
Leasehold improvements	62,357	62,357
	236,173	302,808
Less: accumulated depreciation and amortization	(199,213)	(256,160)
Net property and equipment	36,960	46,648

OTHER ASSETS
Land held for sale, net	—	150,000
Capitalized software development costs, net of accumulated amortization of $2,042,056 and $1,907,495 at December 31, 2003 and 2002, respectively	—	134,561
Other	6,131	6,131
Total other assets	6,131	290,692

TOTAL ASSETS	$434,142	$524,710

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	DECEMBER 31, 2003	DECEMBER 31, 2002
CURRENT LIABILITIES
Current portion of convertible debentures	$6,759	$11,932
Current portion of notes payable to officers, shareholders and affiliates	60,278	111,098
Current portion of long-term debt and credit lines	55,025	60,215
Accounts payable – trade	125,450	177,044
Payroll tax obligations	629,394	655,672
Accrued expenses	59,819	38,462
Accrued interest (including $344,652 and $297,115 to related parties)	350,546	301,655
Advances from officers and affiliates	39,609	7,816
Total current liabilities	1,326,880	1,363,894

CONVERTIBLE DEBENTURES, net of current portion	220,285	219,638
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES, net of current portion	784,491	808,707
LONG-TERM DEBT, net of current portion	75,408	118,326
DEFERRED COMPENSATION	530,788	430,788
Total liabilities	2,937,852	2,941,353

COMMITMENTS AND CONTINGENCIES (Notes 3 and 13)	—	—

SHAREHOLDERS’ DEFICIT
Preferred Stock – $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock – $.001 par value, 100,000,000 shares authorized, 44,557,222 and 36,190,497 issued and outstanding at December 31, 2003 and 2002, respectively	44,557	36,190
Additional paid-in capital	6,172,734	5,477,687
Accumulated deficit	(8,721,001)	(7,930,520)
Total shareholders’ deficit	(2,503,710)	(2,416,643)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$434,142	$524,710

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002
Revenues
Dietary services and supplies	$566,607	$567,865
Software sales and rental	781,350	635,408
Total revenues	1,347,957	1,203,273

Cost of revenues
Dietary services and supplies	260,991	199,533
Software sales and rental	433,876	474,537
Total cost of revenues	694,867	674,070
Gross profit	653,090	529,203

Operating expenses
Sales and marketing	117,464	53,917
General and administrative	1,073,776	1,141,346
Depreciation and amortization	18,339	22,711
Total operating expenses	1,209,579	1,217,974

Loss from operations	(556,489)	(688,771)

Other income (expense)
Interest expense, net (including $132,756 and $94,338 to related parties)	(200,206)	(140,855)
Tax penalties	(11,319)	(7,826)
Gain from debt settlement	—	30,294
Unrealized loss on land held for sale	—	(127,300)
Realized loss on land held for sale	(22,467)	—
Total other expense, net	(233,992)	(245,687)
Net loss before income tax provision	(790,481)	(934,458)

Income tax provision	—	—
Net loss	$(790,481)	$(934,458)

Basic and diluted net loss per weighted average share of common stock outstanding	$(0.02)	$(0.03)

Weighted average number of shares of basic and diluted common stock outstanding	41,287,772	35,875,990

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Number of Issued Common Shares	Common Stock Amount	Number of Issued Preferred “A” Shares	Preferred “A” Stock Amount	Number of Issued Preferred “C” Shares	Preferred “C” Stock Amount	Additional Paid-In Capital	Total Accumulated Deficit	Shareholders’ Deficit
Balance at January 1, 2002	35,880,840	$35,881	—	$—	—	$—	$5,130,549	$(6,996,062)	$(1,829,632)

Common stock issued as compensation	679,000	679					19,026		19,705
Common stock issued as payment for consulting services	4,015,846	4,016					215,726		219,742
Common stock options exercised	750,000	750					107,250		108,000
Net loss for year								(934,458)	(934,458)
Balance at December 31, 2002	41,325,686	41,326	—	—	—	—	5,472,551	(7,930,520)	(2,416,643)

Common stock cancelled	(35,000)	(35)					35		—
Common stock issued in conjunction with debt	250,000	250					2,250	—	2,500
Balance at April 22, 2003 (prior to effects of reincorporation at same date)	41,540,686	41,541	—	—	—	—	5,474,836	(7,930,520)	(2,414,143)
Common stock purchased and canceled — dissenting shareholders rescission rights	(886,324)	(886)					(7,977)		(8,863)
Conversion of Nevada common stock to Nevada Series “A” preferred stock (400 to 1)	(17,363,640)	(17,364)	43,409	43			17,321		—
Conversion of Nevada Series “A” preferred stock to Delaware common stock fair value recorded as compensation and interest expense	34,727,280	34,727	(43,409)	(43)			308,248		342,932
Effect of 1 Delaware common share issued for 40 Nevada common shares reverse split to those shareholders not awarded Nevada Series “A” preferred stock	(22,708,454)	(22,708)					22,708		—
Nevada preferred Series “A” preferred stock issued to consultants as compensation			750	1			5,999		6,000
Conversion of Nevada Series “A” preferred stock by consultants to Delaware restricted common stock	600,000	600	(750)	(1)			(599)		—
Nevada preferred Series “C” preferred stock issued to consultants as compensation					675,000	675	66,825		67,500
Conversion of Nevada Series “C” preferred stock by consultants to Delaware common stock	6,750,000	6,750			(675,000)	(675)	(6,075)		—
Delaware common stock issued to consultant for services	50,000	50					34,450		34,500
Delaware common stock issued to employee as compensation	31,875	32					31,702		31,734
Delaware common stock issued in exercise of warrants recorded as expense	1,792,000	1,792					198,208		200,000
Warrants issued for services below fair market value recorded as expense							8,000		8,000
Delaware restricted common stock issued for consultant services	45,500	45					29,455		29,500
Delaware restricted to common stock issued for employee for services	3,000	3					1,197		1,200
Delaware restricted common stock received as payment for obligations and canceled	(24,675)	(25)					(11,545)		(11,570)
Delaware restricted common stock purchased as treasury and canceled	(26)	—					(19)		(19)
Net loss for year								(790,481)	(790,481)
Balance at December 31, 2003	44,557,222	$44,557	—	$—	—	$—	$6,172,734	$(8,721,001)	$(2,503,710)

The accompanying notes are an integral part of this consolidated financial statement.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(790,481)	$(934,458)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,339	22,711
Amortization of software	134,561	293,585
Realized loss on land held for sale	22,467	127,300
Provision for bad debt	6,367	12,633
Common stock issued as employee compensation	312,200	19,705
Common stock issued for services	140,461	219,742
Common stock issued in conjunction with debt recorded as interest expense	63,204	—
Common stock warrants issued for services	8,000	—
		—
(Increase) decrease in
Accounts receivable – trade	(28,066)	27,504
Prepaid expenses and other current assets	(22,034)	(2,684)
	—	—
Increase (decrease) in
Accounts payable – trade	(51,594)	(19,283)
Payroll tax obligations	(26,278)	56,069
Accrued expenses	21,357	(22,267)
Accrued interest	48,891	60,608
Deferred compensation	100,000	56,921
NET CASH USED IN OPERATING ACTIVITIES	(42,606)	(81,914)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,651)	(5,424)
Proceeds from sale of land	15,488	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,837	(5,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in advances from officers and affiliates	31,793	7,816
Proceeds from convertible debentures	—	20,932
Payments on convertible debentures	(4,526)	(1,805)
Proceeds from notes payable to officers, shareholders and affiliates	—	25,000
Payments on notes payable to officers, shareholders and affiliates	(75,036)	(83,723)
Proceeds from credit lines and long-term debt	—	50,000
Payments on credit lines and long-term debt	(48,108)	(30,087)
Proceeds from exercise of stock options	—	108,000
Proceeds from warrants exercised	200,000	—
Payments to shareholders - stock rescission rights	(8,863)	—
Purchase of common stock as treasury and canceled	(19)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	95,241	96,133

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,472	8,795

Cash and cash equivalents at beginning of year	25,380	16,585

Cash and cash equivalents at end of year	$84,852	$25,380

SUPPLEMENTAL DISCLOSURES OF INTEREST AND INCOME TAXES PAID

Interest paid on borrowings	$59,361	$80,000
Income taxes paid	$—	$—

	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of note receivable in exchange for land held for sale	$112,045	$-0	-

Common stock received in payment of employee advances	$9,887	$-0	-

Common stock received in payment of note receivable	$1,682	$-0	-

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc., is a publicly traded company, and was incorporated under the laws of the State of Nevada on August 19, 1941.  Effective April 22, 2003, SureQuest Systems, Inc. re-domiciled from Nevada to Delaware by merging with SureQuest Systems, Inc., a newly formed Delaware corporation, (“SureQuest Delaware”) with SureQuest Delaware surviving the merger.  SureQuest Systems, Inc. is in the business of providing dietary services, supplies and consulting, and developing and selling dietary proprietary management software products primarily to hospitals, nursing homes and assisted living facilities in the United States and Canada.   SureQuest Systems, Inc. also provides private labeling of its dietary software and services to certain resellers,  primarily food distribution companies.

The incorporation to Delaware increased the authorized common shares from 50,000,000 to 100,000,000 and the authorized preferred shares from 1,000,000 to 10,000,000.  Under the terms of the merger, holders of record as of February 26, 2003 received one Delaware common share in exchange for 40 Nevada common shares.   Prior to this record date, the Company’s Board of Directors awarded management, employees, creditors and certain affiliates of these persons, convertible preferred stock in exchange for Nevada common stock that allowed these persons to convert each share of convertible preferred held to 800 Delaware common shares.  As a result, those Nevada common shareholders that did not receive convertible preferred stock awards experienced significant dilution.  In addition, holders of options at the record date of February 26, 2003 to acquire the Company’s common stock were affected by the reincorporation as their exercise price to acquire Delaware common shares increased by a multiple of 40 from the original grant price and the number of shares originally awarded were reduced by a multiple of 40.  The accompanying financial statements for the year ended December 31, 2002 have been adjusted, where appropriate, to reflect the effect of this reincorporation on an “as if” basis.  Accordingly, the presentation of common shares outstanding at December 31, 2002, earnings per share computations and options and warrants outstanding have been restated to this “as if “ presentation.  Please refer to Note 14 -Reincorporation and Changes in Stockholders’ Deficit for a description of the effects of this reincorporation to the accompanying financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of SureQuest Systems, Inc. and its wholly-owned subsidiary, SureQuest Systems, Inc. of Texas, collectively referred to as “the Company”. All significant inter-company transactions have been eliminated.

Cash and Cash Equivalents

For Statement of Cash Flows purposes, the Company considers all cash in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less when purchased to be cash and cash equivalents.

Revenue Recognition

The Company’s revenue recognition policies are consistent with the American Institute of Certified Public Accountant’s Statement of Position (SOP) 97-2, software revenue recognition, SOP 98-9 which is a modification of SOP 97-2, and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. SAB 104 summarizes certain aspects of the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements.  Revenue is recognized at the time services are performed or goods are shipped, except for revenue from software licenses purchased by “private label” distributors, which is recognized when payment is received or collectibility is certain, due to the uncertainties of the customer commitment. Software license revenue is recognized at the date persuasive evidence of a sale arrangement exists, delivery and installation has occurred, and the fee is fixed or determinable and collection is probable.   The Company requires a minimum of one half of the license purchase price as a deposit at the date of contract sale and the remainder at installation.   The Company does not recognize the deposit as revenue until such time as installation is complete.  Bulk license revenues from resellers are recognized at the date that the master software is delivered and installed and no uncertainty or contingencies exist regarding collection.   Software support and maintenance contracts provide the customer access to telephone support and software updates, including remediation updates  but do not include rights to new software functionality or products.  Customer support and maintenance contracts are priced separately from the software license and are billed  either monthly, quarterly, semi-annually or annually and the related revenue is generally recognized ratably over the term of the support contract.  Software training services provided by the Company are priced separately.  The Company’s dietary software products are typically licensed separately and are not bundled with other services, training  or maintenance and support.  Should these products and services be grouped together as a contract offering, revenue would be allocated to the components based on vendor specific objective evidence and recognized separately for each component in accordance with SOP 97-2, SOP 98-9 and SAB 104.  Certain of the Company’s DOS platform customers operate under terms of thirty day open ended rental agreements that are cancelable by either party with thirty days notice.   The maintenance and support fee is embedded with the monthly rental fee.  Due to the obsolescence of the DOS platform, customers using these monthly rental arrangements are diminishing and the associated revenues are not  significant.  At this time, these open ended rental agreements are not a significant portion of the Company’s revenues.    Upon software installation, the customer contractually does not have recourse to return the product for refund unless the product does not perform in accordance with written specifications.   Historically, the Company has not received a request for refund subsequent to installation.

Current reseller contractual agreements do not provide for a contractual right of return, price concessions, or minimum purchase commitments.  The Company does provide, in certain circumstances, discounts for bulk license purchases, based on minimum number of licenses purchased.  Payment to the Company for bulk purchase of licenses is not contingent upon the reseller’s future licensing of these products and therefore, revenue is recognized at the date that the master license is installed and collection is certain from the reseller.   In regards to multi-facility customers, revenue is recognized at the date that a corporate license master is delivered and installed.  The customer is then responsible for providing software to its facilities using the corporate master.  The Company applies the residual method of accounting due to expected non-recurring costs related to these multi-facility customers.

The Company also provides hard copy menu and data base management services directly to its customers and through reseller arrangements.  Hard copy menu services primarily consist of a six-month menu cycle, delivered by the Company in advance of the menu period.  Currently, the Company bills customers and/or resellers for these hard copy menus monthly and the facility receiving the menu is committed to a three month  payment commitment.  The Company recognizes revenues from these services on a monthly basis as billed.  Direct supplies expense associated with the development of the hard copy menus are capitalized and amortized over the six-month menu cycle.

The Company’s product development strategy is structured around the current and future releases of Microsoft Windows operating systems.  These operating systems are well established and the Company believes that this strategy reduces the potential exposure to product obsolescence due to rapid changes in customer preferences.  It is possible that these factors may change in the future as the Company’s business model is adapted to changes in technology and the changes in the software industry’s revenue license models.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect.  In the normal course of business, the Company extends unsecured credit to virtually all of its rental and menu forms and supplies customers and for technical support and maintenance services.   The Company provides for an allowance for bad debt for those accounts considered doubtful of collection.  Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, the Company provides for estimated uncollectible amounts thorough a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.      Bad debt expense for the years ended December 31, 2003 and 2002 is $6,367 and $12,633, respectively.

Property and Equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful life (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the remaining estimated useful life of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred. Depreciation expense for the years ended December 31, 2003 and 2002 was $10,771 and $9,901, respectively. Leasehold improvements are capitalized and amortized over the shorter of the life of the improvement or the remaining life of the lease. Leasehold improvements are fully amortized at December 31, 2003.  Amortization expense for the years ended December 31, 2003 and 2002 related to leasehold improvements is $7,568 and $12,810, respectively.

Capitalized Software Costs

The Company classifies the costs of planning, designing and establishing the technological feasibility of a computer software product as research and development costs and charges these costs to expense when incurred. After technological feasibility has been established, i.e. the Company has a working model in use, costs of producing a marketable product and product masters are capitalized and amortized on a product-by-product basis using the straight-line method over the estimated life of the product (5 years). Subsequent software updates and modifications are expensed as incurred. Quarterly, the Company evaluates the recoverability of the carrying value of the capitalized software costs by comparing the unamortized capitalized costs to the net realized value, as determined by an undiscounted cash flow analysis. The amount by which the carrying value exceeds the net realizable value, if any, is written off. Cost of maintenance and customer support is charged to expense as incurred.  The Company’s software is fully amortized at December 31, 2003.

Long-Lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In accordance with SFAS No. 144, long-lived assets are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. If the carrying value exceeds the future undiscounted cash flows, the assets are written down to their fair value. During the year 2002, the Company had determined that there was a permanent decline in the carrying value of the land held for sale. Accordingly, the Company recorded a  $127,300 unrealized loss in the Consolidated Statement of Operations for the year ended December 31,  2002.   During the year ended December 31, 2003, the Company sold the land.

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

Loss Per Share

Basic loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. The common stock equivalents, totaling 1,401,940 and 421,163 for the years 2003 and 2002, respectively, are not included in the diluted loss per share for 2003 and 2002 as their effect would further dilute the loss per share.  The loss per share for the year ended December 31, 2002 has been restated to reflect the 2002 loss per share as if the effect of the reincorporation occurred at January 1, 2002.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company’s stock over the exercise price.  Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123,” the net loss and loss per share would not have significantly differed from reported net loss.

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

Credit Risk

The Company’s accounts receivable at December 31, 2003  are subject to credit risk concentration.  Three accounts represent approximately 54% of the accounts receivable at December 31, 2003.  These same three accounts represented approximately 30% of the accounts receivable at December 31, 2002.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company sustained net losses of $790,481 and $934,458 during the years ended December 31, 2003 and 2002, respectively, and net cash used by operating activities for the same periods aggregated $42,606 and $81,914, respectively. Additionally, current liabilities at December 31, 2003 of $1,326,880 exceed current assets of $290,210 and total liabilities at December 31, 2003 of $2,937,852 exceed total assets of $434,142.  The Company’s continued existence depends upon the success of management’s efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to increase market penetration to increase revenues.  The Company intends to obtain capital primarily through debt financing. There can be no degree of assurance given that the Company will be successful in obtaining additional financing or that the Company will increase revenues to be profitable in the near future.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - NOTES RECEIVABLE

During 2003, the Company sold its land held for sale and received as consideration $15,488 net cash proceeds and a $112,045 note receivable bearing a 7% interest rate.  Terms of the note receivable include equal annual payments of $11,205 beginning August 13, 2004 and each year thereafter with the final payment due August 2013.  The Company has assigned these payments to a creditor bank with which the Company has a $85,000 obligation.  The bank has secured a lien on the land until the $85,000 obligation has been retired.  In the event the purchaser defaults in the installment obligations, the land will revert to the Company and the Company will be obligated to redeem the $85,000 obligation directly.

NOTE 5 - CAPITALIZED SOFTWARE COSTS

The Company has two dietary software packages, a DOS based platform that was developed internally, and a Windows based platform that was purchased during 1998. The DOS package is primarily targeted to customers interested in more simple dietary applications and prefer monthly rental agreement payment terms.   DOS license revenues continue to decrease and for the years ended December 31, 2003 and 2002 were $58,142 and $78,732, respectively.  The Windows based package offers single and multi-user versions and is primarily the product of choice for the Company’s reseller distribution alliances. The DOS package was fully amortized at December 31, 2000 and the Windows based package was fully amortized at December 31, 2003.  Amortization expense related to the Windows package is $134,561 and  $293,585 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6 - CONVERTIBLE DEBENTURES

During 2001,  October 2002,  and again in September 2003, the Company extended terms of two debentures. The first debenture,  issued during 2001,  bears an annual interest rate of 10%.   Terms of repayment include monthly interest only payments through September 2003.   Beginning October 1, 2003 and payable each month thereafter through October 1, 2008, the Company will remit equal monthly payments of $993.  The remaining principal balance of $75,160 is due on October 1, 2008.   During 2001, the holder was issued 250,000 common shares and warrants to purchase 3,125 common shares at $1.60 per share that originally expired February 28, 2003 which term was extended to February 27, 2005.   The number of warrants and exercise price as presented herein was restated effective April 23, 2003, to reflect the Company’s reincorporation to Delaware.  This debenture is secured by the Company’s accounts receivable.  The principal of this debenture at December 31, 2003 is $91,755.   The second debenture is unsecured and bears interest of 11%. As additional consideration, during 2001 the holder was granted warrants to acquire 31,309 common shares with exercise prices ranging from $1.60 to $3.00 per share.  The number of warrants and exercise price as presented herein was restated April 23, 2003 to reflect the Company’s reincorporation to Delaware. These warrants initially expired January 20, 2003 and were extended during September 2002 to October 2004.  The principal balance of this debenture at December 31, 2003 is $135,289.  Terms of repayment include monthly only interest payments of $1,264 through September 2003. Beginning October 1, 2003, and each month thereafter through October 2008, the Company will remit equal monthly payments of  $1,548.  At October 1, 2008 the remaining principal balance of $112,377 is due.  This debenture is payable on demand in the event that the Company secures investment capital equal to or in excess of $3,000,000.  On January 24, 2003 the Company awarded the debentures holder convertible preferred stock in exchange for 146,500 of the Company’s Nevada common shares.   These convertible preferred shares were converted to the Company’s Delaware common shares on April 22, 2003.  As a result, the debenture holder received 293,000 Delaware common shares at conversion.  The Company recognized interest expense of  $2,893 as a result of this award.

	2003	2002
Total convertible debentures	$227,044	$231,570

Less current maturities	(6,759)	(11,932)
Long term obligation-convertible debentures	$220,285	$219,638

Principal maturities of convertible debentures are as follows at December 31, 2003:

Year
2004	$6,759
2005	7,500
2006	8,344
2007	9,271
2008	195,170
Thereafter	—
$227,044

NOTE 7 - NOTES PAYABLE TO OFFICERS, SHAREHOLDERS & AFFILIATES

	2003	2002
Unsecured promissory note payable to shareholder affiliate; interest at 10% per annum; monthly principal and interest of $1,785 beginning June 2002 with final monthly payment due April 2008; on January 24, 2003 the Company awarded the note holder convertible preferred stock in exchange for the Company’s Nevada common shares; these preferred shares were converted to 424,508 of the Company’s Delaware common shares on April 22, 2003 and the Company recognized $4,192 interest expense as a result of this award.	$76,228	$89,308

Unsecured promissory note payable to shareholder affiliate; interest payable semi-annually at 8% per annum; principal payable on demand; on January 24, 2003 the Company awarded the note holder and its affiliates convertible preferred stock in exchange for the Company’s Nevada common shares; these preferred shares were converted to 381,208 of the Company’s Delaware common shares on April 22, 2003 and the Company recognized $3,764 interest expense as a result of this award.	10,000	10,000

Unsecured demand promissory note payable to shareholder; interest payable at 10% per annum; principal payable on demand; on January 24, 2003 the Company awarded the note holder convertible preferred stock in exchange for the Company’s Nevada common shares; these preferred shares were converted to 11,100 of the Company’s Delaware common shares on April 22, 2003 and the Company recognized $110 interest expense as a result of this award.	8,737	12,801

	2003	2002

Promissory note to shareholder affiliate; interest at 10% per annum with total accrued interest and principal payable on demand; security interest in all assets of the Company subordinated to a certain shareholder holding prioritized liens; shareholder affiliate has verbal agreement not to demand redemption during the year 2004; on January 24, 2003 the Company awarded the holder convertible preferred stock in exchange for the Company’s Nevada common shares; these preferred shares were converted to 1,100,000 of the Company’s Delaware common shares on April 22, 2003 and the Company recognized $10,862 interest expense as a result of this award

	500,000	500,000

Promissory note to shareholder; 100,000 shares of the Company stock held in escrow as security; interest to accrue through March 10, 2004 at 10%; $2,315 monthly payment on April 10, 2004 followed by $3,000 monthly payments thereafter with final balloon principal payment on January 10, 2010; in addition, holder will be repaid, if any, at 3% of monthly cash proceeds in excess of $130,000; cash proceeds shall include gross receipts from operations, net proceeds from equity or debt funding, and/or net proceeds from sales of certain assets; payment to be made on tenth day of month following month of cash receipt; on January 24, 2003 the Company awarded the holder and an affiliate convertible preferred stock in exchange for their Company’s Nevada common shares;  these preferred shares were converted to 2,742,108 of the Company’s Delaware common shares on April 22, 2003 and the Company recognized $27,078 interest expense as a result of this award

	222,711	222,711

Promissory note to shareholder with personal guarantee by Company officer; secured by software source code and subordinated lien on land; interest at 7.5% monthly with a monthly interest and principal payment of $3,000 beginning January 2, 2002, six monthly interest and principal payments of $4,500 beginning February 10, 2002; thereafter $3,000 monthly interest and principal payments with a final payment of $1,215 on April 10, 2004	9,563	43,434

Unsecured promissory note to shareholder/officer; interest at 10% per annum; payable on demand	8,842	16,551

Unsecured promissory note to shareholder/affiliate; interest at 12% per annum; payable on demand	8,688	25,000

Total notes payable to officers, shareholders and affiliates	844,769	919,805

Less current portion	(60,278)	(111,098)
Long-term portion	$784,491	$808,707

Principal maturities of notes payable to officers, shareholders, and affiliates are as follows at December 31, 2003:

Year	Principal Amount
2004	$60,278
2005	515,963
2006	17,633
2007	19,479
2008	8,705
Thereafter	222,711
TOTAL	$844,769

NOTE 8 - CREDIT LINES AND LONG-TERM DEBT

	2003	2002
$21,300 revolving credit line with bank secured by personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding principal; interest at 27.98% per annum	$10,547	$14,733

Revolving credit line with bank secured by the personal guarantee of a shareholder; minimum monthly payments of 2% of the outstanding principal; interest at 16.24% per annum	4,750	6,094

Revolving credit line with bank secured by the personal guarantee of an affiliate; interest at 18.32% per annum	—	540

Promissory note to a bank; secured by assignment of note receivable payments originating from sale of land; quarterly interest payments only at 9.75% per annum through February 25, 2003 and 8.75% per annum thereafter; $2,500 principal payment during 2003; annual principal payments of $12,143 and accrued interest beginning August 2004 and each August thereafter with a final principal and interest payment due August 2010	85,000	87,500

Note payable to a bank; collateralized by the Company’s receivables, inventory and equipment; interest at prime plus 2.75% (7% at December 31, 2002); payable in monthly installments of principal and interest of $836; matured May 2003	—	4,103

Note payable to bank; unsecured; interest at 10% per annum; payable in monthly installments of principal and interest of $810; matured November 2003	—	9,052

Unsecured promissory note to office lessee for purpose of leasehold improvements; interest at 11% per annum; payable in monthly installments of principal and interest of $484; matured July 2003	—	3,264

Unsecured promissory note; 10% interest; payable on demand	—	3,255

Unsecured promissory note; 12% interest; payable in quarterly principal and interest installments of $7,500 beginning April 2003 with final principal payment due January 2005 of $2,551 and accrued interest	30,136	50,000

Total long-term debt	130,433	178,541

Less current maturities	(55,025)	(60,215)

Long-term portion	$75,408	$118,326

Principal maturities of credit lines and long-term debt are as follows at December 31, 2003:

Year
2004	$55,025
2005	14,694
2006	12,143
2007	12,143
2008	12,143
Thereafter	24,285
$130,433

NOTE 9 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for a certain officer, not yet paid. Each year’s earned amount is convertible into common stock of the Company at the common share closing price as determined on the last business day of each respective year.  At December 31, 2003 and 2002, the officer could have elected to convert the deferred compensation obligation outstanding of $530,788 and $430,788, respectively to 659,505 and 381,728 common shares, respectively. The December 31, 2002 and prior years’ conversion prices and number of shares eligible for conversion have been restated to reflect the effect of the 2003 reorganization to Delaware that provided an exchange of one Delaware common share for 40 Nevada common shares.  This obligation is recorded as a long-term liability based on the Company’s ability to redeem and the officer’s representation not to collect during 2004.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 “Disclosure About Fair Value of Financial Instruments”, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. At December 31, 2003 and 2002 the carrying value all of the Company’s accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short term nature. Convertible debentures, credit lines, notes payable and long-term debt carrying values approximate fair values based on the borrowing rates currently available to the Company for loans with similar terms.

NOTE 11 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for certain quarters in the years 1998, 1999  2000, and 2002.  On March 5, 2004, the Internal Revenue Service notified the Company that the total obligation due for unremitted payroll taxes as of that date was $619,843 which includes penalty and interest.  In addition, there may be additional penalties and interest assessed in the future related to this obligation.  On this same date, the Internal Revenue Service also approved an installment payment agreement with the Company that provides for an initial payment of $25,000 on April 20, 2004 followed by monthly payments of $7,500 beginning on May 20, 2004 through September 20, 2004.  On October 20, 2004 a $32,500 installment is due followed by $12,000 monthly installments beginning on November 20, 2004 and each month thereafter until the obligation is paid in full.   The Company intends to file an offer in compromise during April 2004 that will propose to reduce the total obligation to the principal amount outstanding that forgives all penalties and interest.  This principal amount is estimated to be $300,000 payable in 24 equal $12,500 monthly installments.  The Company believes that this amount will be accepted by the Internal Revenue Service as full payment of the obligation because a previous proposal submitted on September 20, 2001 for $300,000 was accepted by the Internal Revenue Service field examiners during 2003, but was subsequently denied because the Company failed to meet timely deposit obligations on current deposits.  The Company will continue to be obligated for the monthly installment agreement payments during the offer in compromise review.  The Company has recorded a $629,394 liability at December 31, 2003 that includes this obligation and is an estimate of the actual payroll tax liability that includes penalties and interest.  There can be no assurance that the Internal Revenue Service will approve the amount proposed as an offer in compromise settlement or approve any proposal for settlement other than the current installment agreement in effect as of March 5, 2004.   In addition, there can be no assurance that the Company will be able to meet the monthly installment obligations set forth in that agreement.  The Internal Revenue Service has previously filed a Notice of Federal Tax Lien that established a security interest in all assets of the Company.  The Company is current with 2003 and 2004 payroll tax obligations.

NOTE 12 - INCOME TAXES

Deferred tax assets and liabilities at December 31, 2003 and 2002 consist of the following:

	2003	2002
Current deferred tax asset	$10,000	$14,913
Non-Current deferred tax asset	1,513,712	1,408,532
Valuation allowance	(1,523,712)	(1,423,445)
Net deferred tax asset	$—	$—

NOTE 12 - INCOME TAXES - CONTINUED

The current deferred tax asset results from the allowance for doubtful accounts and accrued vacation.  The non-current deferred tax asset results from  deferred compensation and the net tax operating loss carry forward of approximately $4,000,000, subject to certain limitations under Internal Revenue Code Section 342, at December 31, 2003 that begins to expire in 2012. At December 31, 2003 and 2002 the net deferred tax asset has a 100% valuation allowance due to the uncertainty of the Company generating future taxable income.

The Company’s income tax benefit for the years ended December 31, 2003 and 2002 differed from the statutory federal rate of 34% as follows:

	2003	2002
Statutory rate applied to loss before income taxes	$(268,764)	$(317,716)
Increase in income taxes resulting from amounts not deductible for income tax purposes	162,140	89,058
Change in previous years estimate	6,357	(5,415)
Increase in valuation allowance	100,267	234,073
Income tax benefit	$—	$—

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company has operating leases for its office facilities, an automobile, and certain equipment. Rental expense for operating leases was $81,474 and $77,224 for 2003 and 2002, respectively. Future minimum rental commitments under non-cancelable leases for the succeeding five years are as follows:

Year ended December 31,	Amount
2004	$68,319
2005	66,954
2006	64,806
2007	62,400
2008	26,000
$288,479

On February 27, 2004, the Company announced through an 8-K filing with the Securities and Exchange Commission that the Securities and Exchange Commission has issued a Formal Order of Investigation to conduct a non-public investigation of the Company and, but not limited to, its officers, directors, promoters and broker dealers for the period at least January 1, 2002 through the present.  The purpose of this investigation is to determine whether or not violations have occurred of, among other things, the registration, anti-fraud, periodic reporting, ownership reporting, and books and records provisions of the federal securities laws.  Prior to the issuance of this order, the Company has voluntarily produced certain documents to the Securities and Exchange Commission and intends to cooperate with the investigation in all respects.  This investigation is ongoing and the outcome cannot be determined at this time.

On February 17, 2004 various plaintiffs have filed a lawsuit in the State of Missouri alleging that the Company has sent or caused to be sent during the years 2002 and 2003 large quantities of unsolicited facsimile and/or other advertising materials to recipients without prior express invitation or  permission.  The Plaintiffs collectively seek $165,000 in damages plus court costs and other damages as the Court may deem proper.  The Company position is that it is not a party to, nor did it authorize these solicitations and intends to defend this suit vigorously, although Company’s management cannot predict the outcome of this proceeding.

The Company may be subject to other legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company’s financial position or its results of operations.

NOTE 14 - REINCORPORATION AND CHANGES IN STOCKHOLDERS’ DEFICIT

Effective April 22, 2003, the Company’s Board of Directors and holders of shares representing a majority of the voting rights approved  a reincorporation of the Company from the State of Nevada to the State of Delaware.  This reincorporation resulted in a merger of the Company with a new Delaware corporation of the same name and the authorized common shares increased from

50,000,000 to 100,000,000 and the authorized preferred shares increased from 1,000,000 to 10,000,000.  Under the terms of this merger, holders of record as of February 26, 2003 of the Company’s Nevada common shares received one share of the new Delaware corporation in exchange for forty shares of the Company’s Nevada common shares resulting in a forty to one reverse split for all Nevada common shareholders on that date.  Each shareholder received an information statement relating to the proposed reincorporation in Delaware and advised that each such shareholder was entitled to dissent and had rescission rights that enabled the dissenting shareholder to tender the shares to the Company for fair market value prior to the effect of the reverse split.  Two shareholders exercised these dissenting rights representing 886,324 Nevada Common Shares and the Company remitted $8,863 to these shareholders in exchange for these shares which were then canceled by the Company.

Prior to this record date of February 26, 2003, the Company’s Board of Directors on January 24, 2003 authorized 48,250 of Convertible Preferred “A” Shares.  These Convertible Preferred “A” Shares entitled the holder to convert one Convertible Preferred “A” Share to 800 of the Company’s Delaware Common Shares.  In addition, each Convertible Preferred “A” Share was entitled to 800 “Nevada” shareholder votes.   The Company’s Board of Directors awarded certain Nevada common shareholders  Convertible Preferred “A” Shares as discussed below.  These Nevada common shareholders exchanged 400 Nevada common shares for each Convertible Preferred “A” Share.  As a result, 43,409 Convertible Preferred “A” Shares were issued by the Company to these shareholders in exchange for 17,363,640 Nevada common shares.  On April 22, 2003, these Convertible Preferred “A” Shares were exchanged for 34,727,280 of the Company’s Delaware common shares.  As a result of these awards, the shareholders that were awarded the Convertible Preferred “A” Shares became the majority voting shareholders resulting in an approximate 98% voting majority as compared to approximately 43% prior to the awards.  The Company’s Board of Directors determined which shareholders would be awarded the Convertible Preferred “A” Shares.  This determination was based on the shareholder’s classification as  employee, management, certain creditors, and designated affiliates of each of the classifications.   In general, the purpose of these awards was to attract and retain directors, officers, management, employees and consultants by giving them a continuing interest in the success of the Company, given the financial and operational challenges that the Company continues to experience and to encourage certain creditors to continue flexibility in negotiating credit terms.    In addition,  a consultant to the Company also received 750 Convertible Preferred “A” Shares that were exchanged on April 22, 2003 for 600,000 of the Company’s Delaware restricted common shares.

Concurrent with the Convertible Preferred “A” Shares authorization, the Board of Directors also authorized 675,000 of voting Convertible Preferred “C” Shares.  Each Convertible Preferred “C” Share was convertible to 10 of the Company’s Delaware Common Shares.   On January 10, 2003 the Company’s Board of Directors awarded and issued to certain consultants the 675,000 Convertible Preferred “C” Shares which were converted to 6,750,000 of the Company’s  Delaware Common Shares on April 22, 2003, the date of reincorporation to Delaware.   In addition, certain of these consultants received 2,500,000 warrants with an expiration date of January 15, 2004 to exercise the purchase of the Company’s Delaware common stock at exercise prices as follows:  1,000,000 at $.002; 1,000,000 at $.25 and 500,000 at $.50.  These consultants exercised 1,792,000 of these warrants during 2003 and the Company received $200,000 of proceeds.  708,000 warrants were not exercised and expired in January 2004.

On May 9, 2003, the Company filed a “Form S-8” Registration Statement with the Securities and Exchange Commission to register shares in conjunction with the Company’s adoption of a “2003 Directors, Officers, and Consultants Stock Option, Stock Warrant, and Stock Award Plan” that authorized 9,250,000 shares of Company Delaware Common Stock to be granted.  During 2003, 6,750,000 of these shares were granted to certain consultants in exchange for the Convertible Preferred “C” Shares, 1,792,000 shares were issued in exchange for warrants exercised by consultants and 200,000 shares were issued to the Company’s former Chief Financial Officer in exchange for services provided during the fourth quarter of 2003 and for the year 2004.  Under terms of this service agreement, this consultant may tender for sale 50,000 of these shares each quarter.

On February 7, 2002 the Company filed with the Securities and Exchange Commission a S-8 Registration Statement with respect to the adoption of the Company’s Stock Option and Grant Plan that authorized the issuance of 5,000,000 common shares.  These shares were primarily issued to consultants for services during the year 2002.

NOTE 15 - SIGNIFICANT CUSTOMERS

During the years 2003 and 2002 approximately 64% and 54% of total revenues are attributable to four customers, three of which represent the Company through private label software products and menu services. During 2002 these four customers accounted for 28%, 20%, 2% and 1%, respectively, of the Company’s total revenues. During 2003 these four customers accounted for 20%, 17%, 7% and 20%, respectively, of the Company’s total revenues.

The customer representing 28% and 20% of the Company’s total revenues for the years 2002 and 2003, respectively, announced on August 5, 2003 and effective October 6, 2003, that it was bringing in house all dietary services and terminated its contract with the Company.  The Company, during 2004, continues to supply dietary services to certain facilities of the discontinued customer that represent approximately 20% of the total revenues previously earned from that customer.   The discontinued customer primarily purchased dietary services and supplies from the Company.

NOTE 16 - STOCK OPTIONS AND WARRANTS

The estimated weighted average grant date fair value of the options granted to employees during 2002 using the Black-Scholes Model was $0. The fair value of each option grant to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002: dividend yield of 0 percent; expected volatility of 103%; risk free interest rate of 3%; and an expected life of 1 day as the options were exercised on the same day as granted.

During 2003, the Company awarded to consultants for services 2,500,000 warrants at exercise prices ranging from $.002 to $.50.

During 2003, the Company recognized an $8,000 expense for 1,000,000 warrants granted below fair value at date of grant.

A summary of changes in the Company’s compensatory options follows:

	Employee Stock Options		Other Stock Options/Warrants
	Options	Weighted Average Exercise Price	Options/ Warrants	Weighted Average Exercise Price
					Combined Total
					Options/ Warrants

Outstanding at January 1, 2002	200,000	$.15	55,885	$4.00	255,885

Granted	750,000.15		39,435	2.13	789,435
Exercised	(750,000)	.15	—	—	(750,000)
Expired	(200,000)	.15	(55,885)	4.00	(255,885)
Outstanding at December 31, 2002	—	$—	39,435	$2.13	39,435

Granted			2,500,000.20		2,500,000
Exercised			(1,792,000)	.11	(1,792,000)
Expired			(5,000)	2.56	(5,000)
Outstanding at December 31, 2003	—	$—	742,435	$.50	742,435

The following table summarizes information about stock options/warrants outstanding at December 31, 2003

Options and Warrants Outstanding				Options Exercisable
	Number outstanding	Weighted Average remaining contractual life	Weighted average exercise price

Range of exercise prices				Number Exercisable	Weighted average exercise price

$.25-$3.00	742,435	.1 years	$.50	34,435	$2.06

The other stock options were issued for services performed in 2003 and 2002.  The other stock options for 2002 are restated to reflect the effect of the one for forty common share reverse during 2003.

NOTE 17 - RELATED PARTY TRANSACTIONS

Certain officers/shareholders and affiliates of the Company have provided debt funding to the Company. Terms of the debt obligations are described in Note 7 in the accompanying consolidated financial statements. Accrued interest related to these obligations is $344,652 and $297,115 at December 31, 2003 and 2002, respectively. Interest expense related to these obligations is $86,750 and $94,338 for the years ended December 31, 2003 and 2002, respectively, and interest paid to related parties is $39,214 and $30,036 for the years ended December 31, 2003 and 2002, respectively.   In addition, the Company awarded certain related party creditors convertible preferred stock as part of the Company’s reincorporation to Delaware (see notes 7 and 14).   As a result of these awards, during 2003, the Company recognized $46,006 of additional interest expense that is not included in the related party interest expense presented herein.

Effective February 26, 2003, the Board of Directors authorized certain shareholders that were Company creditors, management, employees and affiliates to convert 17,363,640 Company Nevada common shares to convertible preferred stock that in turn was convertible to Company Delaware common shares.  As a result, these shareholders elected to exchange 43,409 convertible preferred shares for 34,727,280 Company Delaware common shares and the Company valued these awards in the aggregate at $342,932.

NOTE 18 - SEGMENT INFORMATION

SureQuest Systems, Inc. has two reportable segments: Dietary Services and Supplies and Software Sales and Rental. The Dietary Services and Supplies segment provides menu services that consist of hard copy menus to its customers and sales of menu forms and related supplies.  The Software Sales and Rental segment provides sales and rental of its proprietary dietary software, installation services, training and technical support to the user.

The accounting policies of the segments are the same as described in the summary of significant accounting policies. Assets of the segment groups are not relevant for management of the business nor for disclosure. Amortization of the proprietary software is allocated to the software sales and rental segment only.   The software is fully amortized as of June 30, 2003.  Interest expense is allocated on the lines of segment revenue provided. Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts, although certain customers receive services from both segments.

Revenues from the Software Sales and Rental segment include sales from Canada of $90,837 and $74,857 for the years ended December 31, 2003 and 2002, respectively. All other revenues are from U.S. operations.

Segment Loss Allocation

Year Ended December 31,	Dietary Services and Supplies	Software Sales and Rental	Total
2003

Revenue	$566,607	$781,350	$1,347,957

Interest Expense	84,155	116,051	200,206

Amortization – software	—	134,561	134,561

Segment loss	(296,287)	(471,727)	(768,014)

2002

Revenue	$567,865	$635,408	$1,203,273

Interest Expense	66,474	74,381	140,855

Amortization – software	—	293,585	293,585

Segment loss	(245,728)	(591,724)	(837,452)

Segment Loss Reconciliation		2003	2002
Total loss for reportable segments		$(768,014)	$(837,452)

Unallocated amounts:
Unrealized loss, net of realized gain-land		(22,467)	(127,300)
Debt settlement		—	30,294
Net loss		$(790,481)	$(934,458)

NOTE 19 - SUBSEQUENT EVENTS

On February 27, 2004, the Company announced through an 8-K filing with the Securities and Exchange Commission that the Securities and Exchange Commission has issued a Formal Order of Investigation to conduct a non-public investigation of the Company and, but not limited to, its officers, directors, promoters and broker dealers for at least the period January 1, 2002 through the present (see Note 13).  The Company has voluntarily produced all documents requested by the Securities and Exchange Commission and intends to cooperate with this investigation in all respects.

On March 5, 2004, the Company was served a summons to appear in the Circuit Court of St. Louis, County, Missouri.  The Plaintiffs allege that the Company breached the Telephone Consumer Protection Act by having sent or causing to be sent, or allowing to be sent, large quantities of facsimilie, and/or other advertising materials to recipients in Missouri.  The Plaintiffs seek damages in the amount of $165,000 plus court costs and other relief granted by the Court.  The Company has retained counsel in Missouri to defend against this complaint.  The outcome of this matter cannot be determined at this time.

On March 11, 2004, the Company entered into a $100,000 promissory note agreement with an unaffiliated creditor.  Terms of this note include proceeds of $100,000 provided in $20,000 monthly installments with the initial installment received by the Company on March 11, 2004, to be followed by four $20,000 installments on the 15th day of the month beginning April 15, 2004.  Repayment includes a payment of accrued interest due as of July 31, 2004 and monthly payments of $1,029 beginning September 1, 2004 and each month thereafter until August 1, 2013 at which time the remaining principal balance of $93,419 is due.  This note bears simple interest of 12%.  In addition, the Company issued the creditor 1,000,000 restricted common shares.   The Company also agreed to remit to the creditor a 5% royalty from the revenues received on dietary clinical module sales, 2 1/2% of which will be applied to reducing this obligation, for as long as this promissory note is outstanding.  Presently, the Company does not offer a clinical module product, but should the Company develop this product, the royalty arrangement will be in effect.  The Company cannot be assured that the creditor will fulfill its commitment to fund the agreed to $20,000 installments.  If the creditor defaults, the monthly payment and common stock issued will be reduced by the percentage of the default to the $100,000 commitment.