Form 10QSB
period 2004-03-31
SUREQUEST SYSTEMS INC
filed 2004-05-17
CIK 1029405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

SUREQUEST SYSTEMS, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE	41-1826635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13606 T I Blvd., Dallas, Texas 75243
(Address of principal executive offices)

972 / 238-7200
(Issuer’s Telephone Number)

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

As of May 14, 2004, 45,688,555 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004	December 31, 2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$20,999	$84,852
Accounts receivable - trade, less allowance for doubtful accounts of $3,178 and $6,601	184,081	168,055
Current portion of notes receivable	12,021	12,021
Prepaid expenses and other current assets	27,918	25,282
Total current assets	245,019	290,210

NOTES RECEIVABLE - net of current portion	100,841	100,841

PROPERTY AND EQUIPMENT
Computer equipment	121,229	114,764
Office furniture and fixtures	14,141	14,141
Office and other equipment	44,911	44,911
Leasehold improvements	62,357	62,357
	242,638	236,173
Less: Accumulated depreciation and amortization	(200,610)	(199,213)
Net property and equipment	42,028	36,960

OTHER ASSETS
Capitalized software development costs, net of accumulated amortization of $2,042,056	—	—
Other	6,131	6,131
TOTAL ASSETS	$394,019	$434,142

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	March 31, 2004	December 31, 2003
	(unaudited)
CURRENT LIABILITIES
Current portion of convertible debentures	$6,939	$6,759
Current portion of notes payable to officers, shareholders and affiliates	41,789	60,278
Current portion of long-term debt and credit lines	27,198	55,025
Accounts payable - trade	167,640	125,450
Payroll tax obligations	628,714	629,394
Accrued expenses	75,694	59,819
Accrued interest (including $360,086 and $344,652 to related parties)	367,723	350,546
Advances from officers and affiliates	10,581	39,609
Total current liabilities	1,326,278	1,326,880
CONVERTIBLE DEBENTURES net of current portion	218,481	220,285
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES, net of current portion	780,648	784,491
LONG-TERM DEBT, net of current portion and discount	99,818	75,408
DEFERRED COMPENSATION	555,788	530,788
Total liabilities	2,981,013	2,937,852
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
SHAREHOLDERS’ DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value, 100,000,000 shares authorized, 44,829,722 and 44,557,222 issued and outstanding (See Note 2)	44,830	44,557
Additional paid-in capital	6,213,437	6,172,734
Accumulated deficit	(8,845,261)	(8,721,001)
Total shareholders’ deficit	(2,586,994)	(2,503,710)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$394,019	$434,142

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2004 AND 2003

(Unaudited)

	March 31,
	2004	2003
Revenues
Dietary services and supplies	$113,036	$132,744
Software sales and rental	182,726	160,094
Total revenues	295,762	292,838
Cost of revenues
Dietary services and supplies	65,678	50,024
Software sales and rental	81,789	134,399
Total cost of revenues	147,467	184,423
Gross profit	148,295	108,415
Operating expenses
Sales and marketing	19,968	26,861
General and administrative	221,005	160,364
Depreciation and amortization	1,398	6,880
Total operating expenses	242,371	194,105
Loss from operations	(94,076)	(85,690)
Other (income) expense
Interest expense	32,139	47,729
Other, net	(1,955)	10,521
Total other expense, net	30,184	58,250
Net loss before income tax provision	(124,260)	(143,940)
Income tax provision	—	—
Net loss	$(124,260)	$(143,940)
Basic and diluted net loss per weighted average share of common stock outstanding	$(0.00)	$(0.00)
Weighted average number of shares of basic and diluted common stock outstanding	44,655,389	35,690,676

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,260)	$(143,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,398	80,277
Provision for bad debt	—	1,897
Common stock issued in conjunction with debt	—	2,500
Common stock issued as payment for consulting services	21,676	—
(Increase) decrease in
Accounts receivable - trade	(16,026)	(12,138)
Prepaid expenses and other current assets	664	(2,407)
Increase (decrease) in
Accounts payable - trade	42,190	(280)
Payroll tax obligations	(680)	(25,544)
Accrued expenses	15,875	58,818
Accrued interest	17,177	16,627
Deferred compensation	25,000	25,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(16,986)	810
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,466)	(2,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in advances from officers and affiliates	(29,028)	(4,461)
Payments on convertible debentures	(1,624)	—
Proceeds from long-term debt and credit lines	20,000	—
Payments on notes payable to officers, shareholders and affiliates	(22,332)	(12,179)
Payments on long-term debt and credit lines	(7,417)	(10,104)
Increase in bank overdraft	—	3,253
NET CASH USED IN FINANCING ACTIVITIES	(40,401)	(23,491)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,853)	(25,380)
Cash and cash equivalents at beginning of period	84,852	25,380
Cash and cash equivalents at end of period	$20,999	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for prepaid consulting services	$3,300	$—
Issuance of common stock classified as discount on long-term debt	$16,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions per Item 310(b) of Regulation SB.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These financial statements should be read in conjunction with the Company’s December 31, 2003 financial statements contained in the Company’s previously filed Form 10-KSB.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

SureQuest Systems, Inc. is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock approved a reincorporation of the Company from the state of Nevada to the state of Delaware.  This reincorporation is a merger of the Company into a Delaware corporation of the same name. On the effective date, the shares of SureQuest Systems, Inc. - Nevada ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc. - Delaware began trading under a new trading symbol “SUQU”.  Under terms of the merger, holders of the Company’s common stock received one share of the Delaware common stock in exchange for 40 shares of the Company’s Nevada common stock, resulting in a 40 to 1 reverse split for all common stockholders.  Prior to this reverse split effective February 26, 2003, certain shareholders (primarily officers, directors, affiliates, creditors and employees) representing 17,363,640 SureQuest Systems, Inc. - Nevada common shares elected to convert their Nevada common shares to Nevada Series A convertible preferred shares at a ratio of 1 Nevada preferred share issued for each 400 Nevada common shares held, resulting in the issuance of 43,409 Series A convertible preferred shares.  At the effective date of reincorporation, each Series A convertible preferred share issued in exchange for Nevada common stock, was converted to 800 shares of SureQuest Systems, Inc., - Delaware common stock, resulting in the issuance of 34,727,280 SureQuest Systems, Inc. - Delaware common shares to these Series A convertible preferred shares holders.  The SureQuest Systems, Inc. - Nevada shareholders that were subject to the 1 for 40 reverse split received 582,268 SureQuest Systems, Inc., - Delaware common shares at the effective date of the reincorporation, resulting in a significant dilution to these common shareholders.  In addition there were 886,324 SureQuest Systems, Inc., of pre-reverse Nevada common shares that were tendered to the Company in accordance with the rescission rights provided by terms of the reincorporation.  These common shares were tendered to the Company for 1 cent per share for a total fair market value of $8,863 and canceled.  Also, a consultant to the Company received 750 convertible preferred “A” shares that were exchanged on April 22, 2003 for 600,000 of the Company’s Delaware restricted common shares.

On January 10, 2003 the Company ‘s Board of Directors awarded and issued to certain consultants 675,000 convertible preferred “C” shares that were converted to 6,750,000 of the Company’s Delaware common shares on April 22, 2003.  Certain of these consultants also received 2,500,000 warrants of which 1,792,000 were exercised during 2003 and the Company received $200,000 proceeds from the exercise of these warrants.  708,000 of these warrants expired during January 2004.  All of the common shares issued to these consultants were registered shares that were part of the May 9, 2003 Form S-8 Registration Statement filed with the Securities and Exchange Commission.

The reincorporation from Nevada to Delaware resulted in an increase in authorized common shares from 50,000,000 authorized Nevada common shares ($.001 par value) to 100,000,000 Delaware common shares ($.001 par value) and an increase in authorized preferred shares from 1,000,000 authorized Nevada preferred shares ($.001 par value) to 10,000,000 Delaware preferred shares ($.001 par value).

The effects of this reincorporation and recapitalization have been retroactively reflected in these consolidated financial statements for all periods presented.

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses of $790,481 and $934,458 during the years ended December 31, 2003 and 2002, respectively, and a net loss of $124,260 for the three months ended March 31, 2004.  Current liabilities at March 31, 2004 of $1,326,278 exceed current assets of $245,019.  Total liabilities at March 31, 2004 of $2,981,013 exceed total assets of $394,019.  The Company’s continued existence depends upon the success of management’s continued efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to obtain capital to execute its business plan.  The Company intends to obtain capital primarily through issuance of common stock and debt financing.  During the three months ended March 31, 2004, the Company received $20,000 long-term debt proceeds and issued 200,000 of the Company’s common restricted shares to the creditor to obtain the financing.  The creditor has pledged to loan an additional $80,000 to the Company in $20,000 monthly installments beginning April 20, 2004.  The creditor will receive 200,000 restricted common shares for each $20,000 in loan proceeds received by the Company.  The Company received a $20,000 installment on April 20, 2004 and issued  200,000 shares to the creditor.  There can be no assurance that the remaining $60,000 loan installments will be received by the Company beginning May 20, 2004.  In addition, the Company secured additional $150,000 debt financing during May 2004 from three third party creditors.   The proceeds from this debt financing will be used to develop a clinical module product for sale and for general working capital purposes because the Company’s current cash flow from operations is not sufficient to conduct its operations and meet its financing obligations.  The Company must increase its revenues in order to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 27, 2004, the Company announced through an 8-K filing with the Securities and Exchange Commission (SEC) that the SEC has issued a Formal Order of Investigation to conduct a non-public investigation of the Company and, but not limited to, its officers, directors, promoters and broker dealers for the period from at least January 1, 2002 through the present.  The purpose of this investigation is to determine whether or not violations have occurred of, among other things, the registration, anti-fraud, periodic reporting, ownership reporting, and books and records provisions of the federal securities laws.  Prior to the issuance of this order, the Company voluntarily produced certain documents to the SEC and intends to cooperate with the investigation in all respects.  During the first quarter of 2004, the Company incurred legal fees related to this investigation of approximately $60,600.

On February 17, 2004, various plaintiffs have filed a lawsuit in the State of Missouri alleging that the Company has sent or caused to be sent during the years 2002 and 2003 large quantities of unsolicited facsimile and/or other advertising materials to recipients without prior express invitation or permission.  The Plaintiffs collectively seek $165,000 in damages plus court costs and other damages as the Court may deem proper.  The Company position is that it is not a party to, nor did it authorize these solicitations and intends to defend this suit vigorously, although Company’s management cannot predict the outcome of this proceeding.

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business.  Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company’s financial position or its results of operations.   However, any adverse decision in these cases and/or the cost of defending or settling such claims may have a material adverse effect on the Company’s business.

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for the Company’s Chief Executive Officer.  This aggregate amount is convertible into common stock of the Company with the conversion price determined on the last business day of each respective year.  The amounts are cumulatively convertible.  At March 31, 2004, the officer can elect to convert the deferred compensation obligation outstanding at December 31, 2003 to 659,505 shares.  In addition, deferred compensation earned during the three month period ended March 31, 2004 of $25,000 may also be converted at December 31, 2004 at a conversion price equal to the closing price at that date or at the price on the last trading day before the Company notifies the officer that it will begin to redeem the deferred compensation obligation in cash.  The reincorporation to Delaware effective April 22, 2003 resulted in a dilution of 1 share for each 40 shares subject to this conversion option for deferred compensation earned prior to the year 2003.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for certain quarters in the years 1998, 1999,  2000 and  2002.   On March 5, 2004, the Internal Revenue Service notified the Company that the total obligation due for unremitted payroll taxes as of that date was $619,843, which amount includes penalty and interest.  In addition, there may be additional interest and penalty assessed in the future related to this obligation.  Also, on this date the Internal Revenue Service also approved an installment payment agreement with the Company that provides for an initial payment of $25,000 on April 20, 2004 followed by monthly payments of $7,500 beginning on May 20, 2004 through September 20, 2004.  On October 20, 2004, a $32,500 installment is due followed by $12,000 monthly installments beginning on November 20, 2004 and each month thereafter until the obligation is redeemed in full.  The Company is current with its obligations related to this installment agreement and is current with payroll tax obligations for the years 2003 and 2004 to date.   There can be no assurance that the Company will be able to meet the monthly installment obligations set forth in the agreement.  The Internal Revenue Service has filed a Notice of Federal Tax Lien that established a security interest in all assets of the Company.

NOTE 7 - STOCK OPTIONS AND WARRANTS

708,000 unexercised warrants expired January 2004 leaving a total of 34,435 options/warrants outstanding at March 31, 2004.  The Company filed a “Form S-8” Registration Statement with the Securities and Exchange Commission on May 9, 2003 to register shares related to the 708,000 expired warrants.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments:  “Dietary Services and Supplies” and “Software Sales and Rental”.  The Dietary Services and Supplies segment provides menu services that consist of dietary consulting services, hard copy menus and related paper products.  The Software Sales and Rental segment provides sales and rental of its proprietary dietary software, installation services and technical support to the user.

The accounting policies of the segments are the same as described in the summary of significant accounting policies as described in the Company December 31, 2003 Form 10-KSB filing.  Assets of the segment groups are not relevant for management of the business nor for disclosure. Interest expense is also allocated on the lines of segment revenue provided.  Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts.

Revenues from the Software Sales and Rental segment include sales from Canada of $66,918 and $16,885 for the three months ended March 31, 2004 and 2003, respectively.  All other revenues are from U.S. operations.

Segment Loss Allocation

Three Months Ended	Dietary Services and Supplies	Software Sales and Rental	Total
March 31, 2004
Revenue	$113,036	$182,726	$295,762
Interest Expense, net	11,536	18,648	30,184
Amortization - software	—	—	—
Segment Loss	(24,968)	(38,650)	(63,618)
March 31, 2003
Revenue	$132,744	$160,094	$292,838
Interest Expense	21,636	26,093	47,729
Amortization - Software	—	73,397	73,397
Segment Loss	(18,569)	(125,371)	(143,940)

Segment Loss Reconciliation	2004	2003

Total loss for reportable segments	$63,618	$143,940

Unallocated amount - legal fees	60,642	—

Net loss	$124,260	$143,940

NOTE 9 - SHAREHOLDERS’ DEFICIT

Effective February 26, 2003, certain shareholders representing 17,363,640 Nevada common shares elected to convert these common shares to 43,409 Convertible Preferred Shares - Series A.  Each share of the Series A Convertible Preferred Shares entitles the holder to 800 shareholder votes and the common shareholders not eligible to convert to the Preferred Shares continue to receive one vote for each common share held.  Effective April 22, 2003, the preferred shareholders converted each share of preferred Stock to 800 shares of Delaware Common shares.  As of February 26, 2003, the preferred shareholders were entitled to 34,727,280 shareholder votes  (See Additional Discussion in Note 2).

NOTE 10 - SUBSEQUENT EVENTS

On May 1, 2004, the Company received $40,000 proceeds from a loan, terms of which include 15% interest and thirty six equal monthly payments of $1,525 beginning January 1, 2005.  As additional consideration, the Company granted to lender a 6% royalty of 90% of clinical module revenues for the period from inception of this product through December 2007.  It is estimated that the Company will begin sales of this product on or before January 2005.

On May 3, 2004, the Company received $60,000 proceeds from a loan, terms of which include 15% interest and thirty six equal monthly payments of  $2,158 beginning September 1, 2004.  As additional consideration, the Company granted to lender a 9% royalty of 90% of clinical module revenues for the period from inception of this product through December 2007.  It is estimated that the Company will begin sales of this product on or before January 2005.

On May 10, 2004, the Company received $50,000 proceeds from a loan with an additional loan commitment by lender of $50,000 to be received by the Company on August 2, 2004.  Terms of this loan include 12% interest with equal monthly payments by the Company of $3,388 beginning September 1, 2004 with the final payment due August 1, 2007.  As additional consideration, the lender will receive 300,000 Company common restricted shares and a 15% royalty from the gross proceeds of all clinical module sales for the thirty six-month period beginning with the month that the Company first realizes revenues from the sale of this product.  It is estimated that the Company will begin sales of this product on or before January 2005.

Effective April 1, 2004, the Company extended the maturity of a certain third party long-term note in the principal amount of $23,587.  The extended terms include the payment of $4,000 on July 1, 2005 and seven equal quarterly payments of $4,127 beginning October 1, 2005.  As additional consideration to the lender, the Company increased the interest rate from 12% to 15% and issued to the lender 333,333 Company common restricted shares.  The lender may also demand a $7,500 prepayment at any time subsequent to June 1, 2004.

On April 29, 2004, the Company secured a $1,000,000 key man term life insurance policy insuring the life of the Company’s Chief Executive Officer, C. Scott Sykes, Jr.  The Company is the policy owner and policy beneficiary.  A related party to Mr. Sykes and creditor to the Company in the principal amount of $500,000 is assigned the proceeds of any death benefit of this policy to the extent of outstanding principal and interest due this creditor.  This creditor received this assignment as consideration for continuing to extend the maturity date of the loan.  Premiums are $2,044 quarterly and will remain level for a period of ten years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE DISCUSSION IN “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” IN THIS FORM 10-QSB MAY CONTAIN ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTIONS 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS AS SET FORTH IN OUR ANNUAL REPORT FILED ON FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002.  THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-QSB SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS, WHEREVER THEY APPEAR IN THIS FORM 10-QSB.  THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING THE POTENTIAL OPERATIONS AND RESULTS OF THE COMPANY DESCRIBED BELOW.

OVERVIEW AND RECENT DEVELOPMENTS

SureQuest Systems, Inc. (the “Company”) is a provider of dietary and food management software, menu services and dietary consulting to the institutional food service industry.  Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care segment of the industry represented by nursing homes and assisted living facilities.  The Company’s wholly owned subsidiary’s operations, assets and liabilities are insignificant and not material to the Company’s operations.

SureQuest Systems, Inc. is in the business of providing dietary services, supplies, private consulting, and developing and selling proprietary dietary management software products.  Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.

SureQuest Systems, Inc. was incorporated under the laws of the State of Nevada on August 19, 1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock approved a reincorporation of the Company from the state of Nevada to the state of Delaware.   The reincorporation from Nevada to Delaware resulted in an increase in authorized common shares from 50,000,000 authorized Nevada common shares ($.001 par value) to 100,000,000 Delaware common shares ($.001 par value) and an increase in authorized preferred shares from 1,000,000 authorized Nevada preferred shares ($.001 par value) to 10,000,000 Delaware authorized preferred shares ($.001par value).  This reincorporation and plan of merger provides management the necessary controls to direct the Company’s current operations.

On the effective date of April 22, 2003, the shares of SureQuest Systems, Inc., - Nevada ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc., - Delaware began trading under a new trading symbol “SUQU”.

During 2003, the Company entered into an agreement with a leading food manufacturer whereby the Company provided nutritional analysis and dietary consulting to reformulate products for the healthcare industry.  This food manufacturer disengaged from this relationship upon learning that the Company, prior to the Company’s knowledge, was being reviewed by the Securities and Exchange Commission (SEC).  The Company subsequently received during 2004 a SEC Formal Order of Investigation that notified the Company that the SEC was conducting a non-public investigation of the Company and, but not limited to, its officers, directors, promoters and broker dealers for the period from at least January 1, 2002 through the present.  The stated purpose of this investigation is to determine whether or not violations have occurred of, among other things, the registration, anti-fraud, periodic reporting, ownership reporting, and books and records provisions of the federal securities laws.  Since the release of that formal order, the SEC has not contacted the Company.  On February 27, 2004, the Company announced through an 8-K filing with the SEC of this formal order and the Company’s intention to fully comply with the investigation.  At this time, the Company has not pursued any legal remedies, if any are available, related to the Company’s perceived breach of contract by the food manufacturer.  It may elect do so at a later date.  The Company has contacted an alternate food manufacturer to discuss a similar relationship and while this food manufacturer has expressed interest in a formal relationship, none has been consummated.

The Company intends to develop its own proprietary dietary clinical module because of a perceived market demand by the Company for this product.  Two software developers have been contacted and both have submitted a development cost estimate.  The Company believes that the cost of this development will range from $60,000 to $90,000 and will be ready for market prior to January 2005, although there can be no assurance that this timetable will be maintained.  The Company has secured $100,000 financing to fund this development.  The Company has granted certain royalties from this proposed product revenues as additional consideration for securing this development funding.  As of this date 35% of the product’s revenues, less commissions and sales taxes, have been awarded of which 35% is payable through at least December 2007 and 5% through the period ending August 2013.  Management  cannot determine at this time the projected revenues from this proposed product.

During 2004, the Company secured $190,000 of debt financing and has commitments for an additional $110,000 financing on or prior to August 2004.  To secure this financing, the Company awarded in the aggregate 35% of royalties from the sales of a proposed dietary clinical module product for a period through December 2007 and 5% through the period ending August 2013.  As additional consideration for this financing, the Company awarded the lenders 1,300,000 Company restricted common shares.  750,000 of these shares will not be issued until the lenders’ comply with the additional $110,000 financing commitment on or prior to August 2004.  The Company cannot determine if the lenders will fund the remaining $110,000 commitment.

Effective April 1, 2004 the Company extended the maturity of a certain third party short term note in the principal amount of $23,587.  The extended terms include a payment of $4,000 on July 1, 2005 and seven equal quarterly payments of $4,127 beginning October 1, 2005.  As additional consideration to the lender, the Company increased the interest rate from 12% to 15% and issued to the lender 333,333 Company common restricted shares.  The lender may also demand a $7,500 prepayment at any time subsequent to June 1, 2004.

As a result of this debt funding and an approximate $82,000 bulk license sale to its Canada food distributor, the Company will have approximately $200,000 of cash and cash equivalents on hand during May 2004 and a commitment for another $110,000 on or prior to August 2, 2004.  Of this $200,000, approximately $90,000 is allocated to the development of the dietary clinical module.  Management estimates that the Company requires approximately $125,000 capital each month to finance its operations and meet its debt obligations.  The first quarter 2004 revenues provided approximately $100,000 monthly revenues.  Accordingly, monthly revenues must increase approximately $25,000 for the Company to meet its obligations.  The debt financing provides eight months of deficit working capital if the Company maintains the current level of revenues of approximately $100,000 and the Company receives the additional debt financing commitment of $110,000.  Management believes that the Company will reach its monthly break even revenue requirement with the development of the dietary clinical module and with increased revenues from existing food distribution alliances in Canada and the U.S.  However, there is no assurance that the Company will meet these revenue requirements or that revenues will remain at the current levels.  If these revenue requirements are not met, there can be no assurance that the Company will receive additional debt financing due to its current debt obligations, negative working capital, and Accumulated deficit.    The Company’s auditors issued a going concern opinion that expresses doubts that the Company can sustain its operations as of December 31, 2003.

On March 5, 2004, the Internal Revenue Service (IRS) notified the Company that the IRS has accepted a monthly installment payment agreement to redeem unfunded payroll taxes for certain quarters in the years 1998, 1999, 2000 and 2002.  This monthly installment agreement provides for an initial payment of $25,000 on April 20, 2004 followed by monthly payments of $7,500 beginning May 20, 2004 through September 2004.  On October 20, 2004, a $32,500 installment is due followed by equal monthly installments of $12,000 beginning November 20, 2004 and each month thereafter until the obligation of $619,843 is redeemed.  In addition, there may be additional penalty and interest assessed.  There can be no assurance that the Company will be able to meet these monthly obligations.  The IRS has filed a lien securing all Company assets to this obligation.

During the first three months of 2004, the Company realized revenues that were slightly higher than that of the same period in 2003.  This lack of revenue growth is primarily due to the termination of a contract during October 2003 that provided approximately $80,000 of quarterly revenues.  During 2004, the Company absorbed this shortfall because of a multi-facility customer that provides approximately $31,000 quarterly revenues, increased data base management services of $15,529 and realized a bulk software license sale of approximately $28,000.  The Company’s Canadian network alliance continues to install new placements and is depleting  prepaid license inventories.  The Company is currently negotiating with several significant existing alliances as well as new potential customers that have expressed interest in multi-license purchases and menu services.  The Company expects to realize revenue growth during 2004.  Management continues to project for 2004 a deficit cash flow from operations, continuing net losses, and increased debt service cost due to stock based debt consideration added to the interest cost.

As previously reported, the Company has also identified certain new products that can be introduced in which current customers have expressed interest.  One of these products is a hand held dietary clinical module that can be designed using the architecture of our present dietary software and is planned to be brought to market on or prior to January 2005.  In addition, the Company is exploring additional business opportunities using its core customer relationships as potential purchasers of these new products and services.

Management believes that presently it is not in the shareholders’ interest to pursue capital through a new Registered offering due to the low valuation of its share price, continued operating losses and outstanding payroll tax obligations.  While the Company will continue to focus on revenue growth, achieving profitability and product maintenance and development, the Company will continue to seek capital, as needed, from private sources.  If capital is not secured, the Company may not be able to sustain operations.  The Company primarily relied on related parties to fund working capital requirements.   It can not be assured that the Company will be able to continue to access additional capital through these sources, if required.   And, it can not be assured that a related party will continue to defer payments of interest and principal that has an obligation outstanding of $765,925.  The Company did secure a key man life insurance policy for $1,000,000 that insures the life of the Company’s Chief Executive Officer, C. Scott Sykes, Jr. and has pledged the proceeds from the policy to the related party to the amount of the obligation.   This related party obligation of $765,925 has a current maturity of April 1, 2005.

For the three months ended March 31, 2004, the Company realized a net loss of $124,260 as compared to a net loss of $143,940 for the same period in 2003.  This improvement during the first quarter of 2004 as compared to the same period in 2003 is primarily due to the Company fully amortizing its dietary software during June 2003 or the loss for 2004 would have been greater by approximately $72,000. The loss in 2004 was significantly impacted by legal fees of approximately $60,000 resulting from the Securities and Exchange Commission’s Formal Investigation of the Company.    Net cash used in operations for the three month period ended March 31, 2004 was $16,986 as compared to a cash provided from  operations of $810  for the same period in 2003.  Due to continuing projected operating losses, the Company will continue to realize deficit cash from operations.  Total cash decreased during 2004 of $63,853 of which $40,401 was related to net payments on debt obligations as compared to a $25,380 decrease in cash position for the same period in 2003 of which $23,491 related to payments on debt obligations.  Without increased working capital, the Company may not retain  present management and as a result, implementation of the Company’s business plan may be jeopardized.

During 2003, approximately 64% of the Company’s total revenues were concentrated with four customers.  Although the Company has long term contracts with three of these customers,  there can be no assurance that these contracts will continue to provide revenues.  The fourth customer representing 20% of the Company’s 2003 revenues terminated its contract with the Company during October 2003.  The Company projects that the concentration of revenues with the three customers will remain approximately the same or increase in the aggregate during 2004.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended March 31, 2004 were $295,762 an increase of $2,924 over total revenues of $292,838 for the corresponding three month period ended March 31, 2003.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $113,036 for the three months ended March 31, 2004, a decrease of $19,708 from total dietary services and supplies revenues of $132,744 for the corresponding three month period ended March 31, 2003.  This decrease of $19,708 during 2004 is primarily due to the termination, effective October 2003, of a contract to supply primarily hard copy menu services.  During the three months ended March 31, 2003, this contract provided $81,382 dietary services and supplies revenues  as compared to $14,765 for the same three month period in 2004.  This decrease was offset by a multi-facility customer that contracted for dietary services during the second quarter of 2003.  During the first quarter of 2004, this multi-facility customer provided $30,690 dietary services revenues.  In addition, during the first quarter of 2004, database management services of $15,229 were realized.  The multi-facility customer will discontinue dietary services upon installation of the Company’s dietary software in each facility.  It is projected that this installation will be completed during the year 2005.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $182,726 for the three months ended March 31, 2004, an increase of $22,632 from total software sales and rental revenues of $160,094 for the corresponding three month period ended March 31, 2003.  This increase of $22,632 during the first quarter of 2004 as compared to the same period in 2003 is primarily due to a $10,438 increase in direct sales, an increase in support fees of $25,601 due to increased revenues related to the Company providing first tier level support during 2004 to its Canada customers and a  multi-facility customer that began installing the Company’s software during the third quarter of 2003, and an increase in training fees of $3,648.    These increases were offset by the continuing decrease in DOS related revenues of $19,264.  $9,674 of this decrease is related to database management services that were classified as software sales and rental revenues during 2003.  The Company projects that revenues from DOS systems products and services will continue to decrease as customers upgrade to the “Three Squares” (Windows) version. Revenues through existing and proposed marketing alliances are projected to increase during 2004 as compared to 2003, primarily due to increased license and support revenues from the Canadian distributor.  The Company and this Canadian distributor are finalizing the extension of a five year license agreement that should be completed during the second quarter of 2004.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $65,678 (58% of dietary services and supplies 2004 revenues) for the three months ended March 31, 2004, an increase of $15,654 from total dietary services and supplies cost of revenues of $50,024 (38% of dietary services and supplies 2003 revenues) for the corresponding period ended March 31, 2003.  The increase of $15,654 during 2004 is primarily attributable to   a labor costs increase of $10,381 due to increased staffing and an increase of $4,062 related to production costs incurred in the development of hard copy menus for the multi-facilty customer.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $81,789 (45% of software sales and rental 2004 revenues) for the three months ended March 31, 2004, a decrease of $52,610 over total software sales and rental cost of revenues of $134,399 (84% of software sales and rental 2003 revenues) for the corresponding period ended March 31, 2003.  This decrease of $52,610 in cost of revenues during 2004 as compared to 2003 is primarily due to the amortization of software of $73,397 during the first three months of 2003 and $0 during 2004 because the software is fully amortized.  During 2004, support salaries increased $22,206 over the same three month period in 2003 due to increased staffing necessitated by the first tier level support requirement in Canada and the multi-facility customer installations that began during the third quarter of 2003.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $19,968 (7% of total 2004 first quarter revenues) for the three months ended March 31, 2004, a decrease of $6,893 from total sales and marketing expenses of $26,861 (9% of total 2003 first quarter revenues) for the corresponding period ended March 31, 2003.  The decrease of $6,893 during the first quarter of 2004 as compared to the same period in 2003 is primarily due to a decrease in salaries of $5,926 during 2003 due to a compensation restructuring that relates compensation to sales results.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $221,005 (75% of total first quarter 2004 revenues) for the three months ended March 31, 2004, an increase of $60,641 from total general and administrative expenses of $160,364 (55% of total first quarter 2003 revenues) for the corresponding three month period ended March 31, 2003. The  increase of $60,641 during the first quarter of 2004 as compared to the same period in 2003 is primarily due to the following increases during 2004 as compared to 2003:  legal expenses of $60,642 related to the Securities and Exchange Commission investigation, employer payroll tax expenses of $5,793, $16,800 of accounting services provided by a consultant that was formerly the Chief Financial Officer of the Company, telephone expense of $1,505, $2,421 of equipment repairs primarily related to the office copying machines,  $10,085 of outside professional services primarily related to $8,475 of stock based compensation paid to the public relations firm that represents the Company, and a $818 increase in office supplies.  Decreases during 2004 as compared to 2003 are a $15,934 reduction of officer salaries due to the resignation during 2003 of the Chief Financial Officer, bad debt expense decrease of $1,897, decrease of $8,250 due to the termination of the Company’s technical consultant during the first quarter of 2003, medical insurance decrease of $2,229 due to fewer family coverages provided, office rent decrease of $2,100 due to a lower monthly rent negotiated during the second quarter of 2003 and a higher sublease rental income due to increased space occupied by the sublessee, $2,100 decrease in audit services, office utilities decrease of $943 due to lower natural gas prices, decrease in travel of $982 and a $3,142 decrease in miscellaneous expenses.    Management believes that general and administrative expenses will continue to exceed those incurred during 2003, excluding stock based reincorporation expenses incurred during 2003,  primarily because of legal expenses that are projected to continue during 2004.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $1,398 for the three months ended March 31, 2004, a decrease of $5,482 from total depreciation and amortization expense of $6,880 for the corresponding period ended March 31, 2003.  This decrease is primarily the result of fully depreciating certain equipment during 2003 and $4,541 leasehold improvement amortization during the first quarter of 2003 that became fully amortized during the second quarter of 2003.

INTEREST EXPENSE

Interest expense was $32,139 for the three months ended March 31, 2004, a decrease of $15,590 over the total of $47,729 for the corresponding period ended March 31, 2003.  The decrease of $15,590 during the first quarter of 2003 as compared to the same period in 2004 is primarily due to a $7,595 provision during 2003 for interest related to federal tax deposits obligations, a $2,500 2003 common stock  issue to a creditor as consideration for extending the maturity of a note obligation, and a 2003 increase of $2,326 related to an adjustment of an interest accrual related to a credit card obligation.

OTHER, NET

Other, net income totaled $1,955 for the three months ended March 31, 2004 compares to a $10,521 other expense for the same three month period in 2003.  During 2003, the Company recorded an additional $10,521 tax penalty provision for federal tax deposit obligations and during 2004, the Company accrued interest income related to a note receivable.

LIQUIDITY

As stated in the Company’s December 31, 2003 Form 10-KSB, the Company must realize significant revenue increases during 2004 or obtain additional capital through debt or equity issues to maintain ongoing operations and meet its creditor obligations.  During the first quarter of 2004, the Company agreed to a payroll tax obligation settlement agreement that will require monthly payment installments as a condition of continuing operations.  The Company also during 2004 has incurred significant legal fees in the amount of $60,642 related to the non-public Formal Order of Investigation of the Company and its officers, directors, promoters and broker dealers for at least the period from January 1, 2002 through the present as issued by the Securities and Exchange Commission (SEC).  These legal fees are primarily incurred for the review of all documentation requested and provided to the SEC.   To date, the Company has not had further requests for information since the issuance of the Formal Order.  It is anticipated that the Company will continue to incur these fees during 2004 and through the course of the SEC Investigation.

On March 11, 2004, the Company entered into a $100,000 promissory note agreement with a non-affiliate creditor.  Terms of this agreement include proceeds of $100,000 to be provided in five $20,000 monthly installments with an installment received on March 11, 2004 and another on April 20, 2004.  This note bears interest at 12% with repayment of accrued interest outstanding at July 31, 2004 and equal monthly payments beginning September 1, 2004 of $1,029 and each month thereafter until August 1, 2013 at which date the remaining principal balance of $93,419 is due.  The Company issued as additional consideration, 200,000 of the Company’s restricted common stock for each $20,000 loan installment received.   The Company also agreed to remit to the note holder a 5% royalty from revenues received from a proposed dietary clinical module that is projected to be developed for market no later than January 2005.  2 1/2% of this 5% royalty is to be applied as a reduction to this obligation for as long as the promissory note obligation is outstanding.  There is no assurance that the creditor will honor the remaining $60,000 loan commitment and there is no requirement for the creditor to do so.  The $40,000 proceeds from this note have been used for general corporate working capital purposes.

Effective April 1, 2004, the Company extended the maturity of a certain third party short- term obligation in the amount of $23,587.  The extended terms include payment of $4,000 on July 1, 2005 and seven equal quarterly payments of $4,127 beginning October 1, 2005.  As additional consideration to the creditor, the Company increased the interest rate from 12% to 15% and issued to the creditor 333,333 Company common restricted shares.  The creditor may also demand a $7,500 prepayment at any time subsequent to June 1, 2004.

On May 1, 2004 the Company received $40,000 loan proceeds from an unaffiliated third party, terms of which include 15% interest and thirty six equal monthly payments of $1,525 beginning January 1, 2005.  As additional consideration, the Company granted the creditor a 6% royalty of 90% of clinical module revenues for the period from revenue inception of this product through December 2007.  The Company projects that this product will be available for market no later than January 2005.    The Company will use these proceeds for general working capital purposes.

On May 3, 2004, the Company received $60,000 loan proceeds from an unaffiliated third party, terms of which include 15% interest and 36 equal monthly payments of $2,158 beginning September 1, 2004.  As additional consideration, the lender received a 9% royalty of 90% of clinical module revenues for the period from inception of this note to December 2007.  The Company projects that this product will be developed and ready for market no later than January 2005.  The Company will use these proceeds to retire certain debt obligations of approximately $30,000 and for general corporate working capital purposes.

On May 10, 2004, the Company received $50,000 loan proceeds from an unaffiliated lender with an additional $50,000 commitment by lender on August 2, 2004.  Terms of this loan include 12% interest with equal monthly payments by the Company of $3,388 beginning September 1, 2004 with a final payment due August 1, 2007.  As additional consideration for the $100,000 loan, the lender will receive 300,000 Company common restricted shares and a 15% royalty from the gross proceeds of all clinical module sales for a thirty-six month period beginning with the first month of clinical module sales.  The Company projects that this product will be brought to market no later than January 2005.  There is no assurance that the lender will comply with the remaining $50,000 funding commitment.  The Company will use these proceeds to develop a dietary clinical module.  Management estimates that this development cost will range from  $60,000 to $90,000 based on preliminary discussions with software developers.

In the aggregate, the above financing arrangements will allow the Company to continue its operations and retire certain debt obligations through the year 2004.  Although the payments for the above loans are deferred to periods beginning in the third quarter of 2004, the Company must increase its revenues above present levels to prepare to meet these payment obligations, together with the payroll tax installment obligations that began in April 2004.  .

The Company incurred net losses of $124,260 and $143,940 for the three-month periods ended March 31, 2004 and 2003, respectively.  The decrease in the net loss during 2004 as compared to the same three month period in 2003 is primarily due to a decrease in cost of revenues of $36,956 related to the final amortization of software during 2003, an increase in general and administrative expenses of $60,641, a decrease in sales and marketing expenses of $6,893, a decrease in interest expense of $15,590, and a $12,476 decrease in other expense.  Although the Company has recently been successful in attracting debt  capital,  the

Company must increase its monthly revenues in the near term to continue operations.    As the Company’s debt obligations have been primarily to related parties, the Company has been successful in these negotiations, when required.  Due to the operating loss history, accumulated deficit, and significant payroll tax obligation, the Company’s auditors issued a going concern opinion report in the Company’s December 31, 2003 10-KSB annual filing regarding doubt that the Company will realize sufficient revenues and/or additional investor capital to meet its obligations.

The Company has historically financed its operations primarily through debt financing provided by shareholders, officers and affiliates.  During 2003 the Company realized $200,000 proceeds from the exercise of warrants.  During 2004, The Company has been successful in attracting debt capital and to date, has secured $150,000 of new debt capital, has commitments to receive an additional $110,000 during 2004 and has extended the maturity of a certain note in the principal amount of $23,587 from 2004 to 2005.

At March 31, 2004, the Company decreased its cash position $63,853 from December 31, 2003.  This compares to a decrease of $25,380 in the Company’s cash position at March 31, 2003 as compared to December 31, 2002.  The Company provided net cash from operations of $810 for the three month period ended March 31, 2003 as compared to a net cash used in operations of $16,986 for the same period in 2004.  Adjustments to reconcile the net loss to net cash provided by operations for the three month period ended March 31, 2004 included depreciation and amortization of $1,398 ($80,277 in 2003) resulting from the final amortization of the Company’s dietary software during June 2003; provision for bad debt of $0 during 2004 as compared to $1,897 during the same period in 2003;  common stock issuance of $2,500 during 2003 related to debt and a $21,676 common stock issuance to consultants during 2004, increase in accounts receivable - trade of $16,026 (decrease of $12,138 in 2003) primarily related to the payment of  an installment license purchase by a multi-facility organization; decrease in prepaid expenses and other current assets of $664 (increase of $2,407 during 2003), increase in accounts payable - trade of $42,190 (decrease of $280 during  2003) primarily related to a $36,303 payable for legal fees and a $15,750 liability to auditors; decrease in payroll tax obligations of $680 (decrease of $25,544 during 2003); increase in accrued expenses of $15,875 (increase of $58,818 during 2003) primarily related to an increase in accrued payroll taxes of $14,314; increase in accrued interest of $17,177 (increase of $16,627 during 2003) primarily related to interest payable to related parties, and an increase in deferred compensation of $25,000 (increase of $25,000 during 2003).

The Company used net cash in financing activities of $40,401 for the three month period ended March 31, 2004 as compared to $23,491 used in financing activities for the same period in 2003.  These cash flows from financing activities during 2004 include $1,624 of payments on convertible debentures in 2004 and $ 0 in 2003, payments on notes payable to officers, shareholders and affiliates of $22,332 during 2004 ($12,179 during 2003); payments on long term debt and credit lines of $7,417 ($10,104 during 2003); payments on advances from officers and affiliates of $29,028 ($4,461during 2003) and a bank overdraft of $3,253 during 2003.  In addition, the Company during 2003 received proceeds of $20,000 from a long-term note payable issued to an unaffiliated creditor.

ITEM 3. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal accountant, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a - 15 (b) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal accountant concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.   It should be noted that the design of any system of internal controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On February 17, 2004, a Petition was filed against the Company in the Circuit Court of St. Louis County, Missouri, Cause No. 03AC-020399 R CV.  No material developments since report date as contained in ITEM 3. LEGAL PROCEEDINGS section of the Company’s December 31, 2003 Form 10-KSB.

On February 27, 2004, the Company announced through an 8-K filing that the Securities and Exchange Commission has issued a Formal Order of Investigation to conduct a non-public investigation of the Company.  No material developments since report date as contained in ITEM 3. LEGAL PROCEEDINGS section of the Company’s December 31, 2003 Form 10-KSB.

Item 2.  Changes in Securities

Recent Sale of Unregistered Securities.  During the period of this report,  the following transaction were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the “Acts”).  Unless otherwise stated, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of the receipt of these securities, and that they were knowledgeable about our operations and financial condition.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions.  These transactions did not involve a public offering.  Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

On March 20, 2004, the Company issued 200,000 shares of unregistered common stock as additional consideration for debt financing.   We valued this stock at $.08 per share with a relative fair value of $16,000.  This transaction was exempt from registration pursuant to Section 4 (2) of the Act.

During the first three months of 2004, the Company issued 22,500 shares of unregistered common stock as consideration for consulting services provided.  We valued this stock  at $.38 per share with an aggregate value of $8,475.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)                                                Exhibits

4.1                                 2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan (1)

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

32.2         Certification of Principal Accountant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to SureQuest Systems, Inc.’s Current Report on Form 8-K dated April 22, 2003 and S-8 filing dated May 9, 2003.

(b)                Reports on Form 8-K

On February 27, 2004 the Company filed an 8-K as ITEM 5 OTHER EVENTS AND REGULATION FD DISCLOSURE as notification that the Securities and Exchange Commission has issued a Formal Order of Investigation to conduct a non-public investigation of SureQuest Systems, Inc. as well as other unnamed issuers and persons, including, but not limited to, officers, directors, promoters and broker-dealers that covers the period at least from January 1, 2002 through the present.

Signature

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SureQuest Systems, Inc., a Delaware Corporation
(Registrant)

Date: May 17, 2004

BY:	/s/ C. Scott Sykes, Jr.
C. Scott Sykes, Jr.
President