Form 10QSB
period 2004-06-30
SUREQUEST SYSTEMS INC
filed 2004-08-16
CIK 1029405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

SUREQUEST SYSTEMS, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE	41-1826635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13606 T I Blvd., Dallas, Texas 75243
(Address of principal executive offices)

972 / 238-7200
(Issuer’s Telephone Number)

Check whether the issuer has (1) filed all reports required by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months, and (2) been subject to such filing requirements for the past 90 days.  YES  ☒ NO  ☐

As of August 13, 2004, 45,824,055 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

PART I - FINANCIAL INFORMATION

Item 1 .                                                                                                          Financial Statements

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2004	December 31, 2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$95,375	$84,852
Accounts receivable - trade, less allowance for doubtful accounts of $4,772 and $6,601	195,615	168,055
Current portion of notes receivable	12,021	12,021
Prepaid expenses and other current assets	34,487	25,282
Total current assets	337,498	290,210

NOTES RECEIVABLE - net of current portion	100,841	100,841

PROPERTY AND EQUIPMENT
Computer equipment	125,219	114,764
Office furniture and fixtures	14,141	14,141
Office and other equipment	44,911	44,911
Leasehold improvements	62,357	62,357
	246,628	236,173
Less: Accumulated depreciation and amortization	(204,917)	(199,213)
Net property and equipment	41,711	36,960

OTHER ASSETS
Capitalized software development costs, net of accumulated amortization of $2,042,056	6,960	—
Other	6,131	6,131

TOTAL ASSETS	$493,141	$434,142

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	June 30, 2004	December 31, 2003
	(unaudited)
CURRENT LIABILITIES
Current portion of convertible debentures	$6,884	$6,759
Current portion of notes payable to officers, shareholders and affiliates	25,186	60,278
Current portion of long-term debt and credit lines	59,003	55,025
Accounts payable - trade	169,365	125,450
Payroll tax obligations	592,654	629,394
Accrued expenses	62,161	59,819
Accrued interest (including $365,909 and $344,652 to related parties)	380,030	350,546
Advances from officers and affiliates	—	39,609
Total current liabilities	1,295,283	1,326,880
CONVERTIBLE DEBENTURES, net of current portion	216,869	220,285
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES, net of current portion	776,709	784,491
LONG-TERM DEBT, net of current portion and discount	185,205	75,408
DEFERRED COMPENSATION	564,122	530,788
Total liabilities	3,038,188	2,937,852
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
SHAREHOLDERS’ DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value, 100,000,000 shares authorized, 45,674,055 and 44,557,222 issued and outstanding (See Note 2)	45,674	44,557
Additional paid-in capital	6,318,763	6,172,734
Accumulated deficit	(8,909,484)	(8,721,001)
Total shareholders’ deficit	(2,545,047)	(2,503,710)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$493,141	$434,142

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	June 30,
	2004	2003
Revenues
Dietary services and supplies	$125,847	$143,742
Software sales and rental	267,515	301,974
Total revenues	393,362	445,716
Cost of revenues
Dietary services and supplies	69,671	67,248
Software sales and rental	64,786	150,393
Total cost of revenues	134,457	217,641
Gross profit	258,905	228,075
Operating expenses
Sales and marketing	19,239	33,221
General and administrative	263,987	512,549
Depreciation and amortization of property and equipment	4,307	5,527
Total operating expenses	287,533	551,297
Loss from operations	(28,628)	(323,222)
Other income (expense)
Interest expense	(37,550)	(94,206)
Other, net	1,956	(22,941)
Total other expense, net	(35,594)	(117,147)
Net loss before income tax provision	(64,222)	(440,369)
Income tax provision	—	—
Net loss	$(64,222)	$(440,369)
Basic and diluted net loss per weighted average share of common stock outstanding	$(0.00)	$(0.01)
Weighted average number of shares of basic and diluted common stock outstanding	45,549,490	41,170,732

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	June 30,
	2004	2003
Revenues
Dietary services and supplies	$238,883	$276,486
Software sales and rental	450,241	462,068
Total revenues	689,124	738,554
Cost of revenues
Dietary services and supplies	135,349	117,272
Software sales and rental	146,575	284,792
Total cost of revenues	281,924	402,064
Gross profit	407,200	336,490
Operating expenses
Sales and marketing	39,207	60,082
General and administrative	484,993	672,913
Depreciation and amortization of property and equipment	5,704	12,407
Total operating expenses	529,904	745,402
Loss from operations	(122,704)	(408,912)
Other income (expense)
Interest expense	(69,689)	(141,935)
Other, net	3,910	(33,462)
Total other expense, net	(65,779)	(175,397)
Net loss before income tax provision	(188,483)	(584,309)
Income tax provision	—	—
Net loss	$(188,483)	$(584,309)
Basic and diluted net loss per weighted average share of common stock outstanding	$(0.00)	$(0.02)
Weighted average number of shares of basic and diluted common stock outstanding	45,108,658	38,694,341

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(188,483)	$(584,309)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,704	146,968
Provision for bad debt	3,447	1,983
Amortization of discount on long-term debt	3,239	—
Common stock issued in conjunction with debt	—	63,204
Common stock issued to employees as compensation	—	311,000
Common stock issued as payment for consulting services	69,905	76,461
Common stock warrants issued as payment for consulting services	—	8,000
Unrealized loss - land held for sale	—	22,483
Increase in
Accounts receivable - trade	(31,007)	(62,188)
Prepaid expenses and other current assets	(2,705)	(47,429)
Increase (decrease) in
Accounts payable - trade	43,915	9,021
Payroll tax obligations	(36,740)	(31,366)
Accrued expenses	2,342	25,357
Accrued interest	29,484	25,284
Deferred compensation	33,334	50,000
NET CASH PROVIDED BY(USED IN) OPERATING ACTIVITIES	(67,565)	14,469
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,455)	(2,968)
Investment in software development	(6,960)	—
CASH USED IN INVESTING ACTIVITIES	(17,415)	(2,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in advances from officers and affiliates	(39,609)	56,282
Payments on convertible debentures	(3,291)	—
Proceeds from long-term debt	213,587	—
Payments on notes payable to officers, shareholders and affiliates	(42,874)	(35,085)
Payments on long-term debt and credit lines	(32,310)	(29,972)
Payments to shareholders for exercise of stock recission rights	—	(8,863)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	95,503	(17,638)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,523	(6,137)
Cash and cash equivalents at beginning of period	84,852	25,380
Cash and cash equivalents at end of period	$95,375	$19,243

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock in exchange for prepaid consulting services	$6,500	$—

Issuance of common stock classified as discount on long-term debt	$70,741	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 2 - BACKGROUND AND ORGANIZATION

SureQuest Systems, Inc. business is  providing dietary services, supplies, private consulting, and developing and selling proprietary dietary management software products.  Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.

SureQuest Systems, Inc. is a publicly traded company and was incorporated under the laws of the State of Nevada on August 19, 1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock, approved a reincorporation of the Company from the state of Nevada to the state of Delaware.  This reincorporation is a merger of the Company into a Delaware corporation of the same name.  On the effective date, the shares of SureQuest Systems, Inc. - Nevada ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc. - Delaware began trading under a new trading symbol “SUQU”.  Under the terms of the merger, holders of the Company’s common stock received one share of the Delaware common stock in exchange for 40 shares of the Company’s Nevada common stock, resulting in a 1 for 40 reverse split for all common stockholders.  Prior to this reverse split, and effective February 26, 2003, certain shareholders (primarily officers, directors, affiliates, certain creditors and employees) representing 17,363,640 SureQuest Systems, Inc. - Nevada common shares elected to convert their Nevada common shares to Nevada Series A convertible preferred shares at a ratio of 1 Nevada preferred share issued for each 400 Nevada common shares held, resulting in the issuance of 43,409 Series A convertible preferred shares.  At the effective date of reincorporation, each Series A convertible preferred share issued in exchange for Nevada common stock, was converted to 800 shares of SureQuest Systems, Inc. - Delaware common stock, resulting in the issuance of 34,727,280 SureQuest Systems, Inc. - Delaware common shares to these Series A convertible preferred shareholders.  The SureQuest Systems, Inc. - Nevada shareholders that were subject to the 1 for 40 reverse split received 582,268 SureQuest Systems, Inc. - Delaware common shares at the effective date of the reincorporation, resulting in a significant dilution to these common shareholders.  In addition, there were 886,324 pre-reverse SureQuest Systems, Inc. - Nevada common shares that were tendered to the Company in accordance with the rescission rights provided by terms of the reincorporation.  These common shares were tendered to the Company for one cent per share for a total fair market value of $8,863 and canceled.  Also, a consultant to the Company received 750 convertible preferred “A” shares that were exchanged on April 22, 2003 for 600,000 of the Company’s Delaware restricted common shares.

On January 10, 2003, the Company’s Board of Directors awarded and issued to certain consultants 675,000 convertible preferred “C” shares that were converted to 6,750,000 of the Company’s Delaware common shares on April 22, 2003.  Certain of these consultants also received 2,500,000 warrants of which 1,792,000 were exercised during 2003 and the Company received $200,000 proceeds from the exercise of these warrants.  708,000 of these warrants expired during January 2004.  All of the common shares issued to these consultants were registered shares that were part of the May 9, 2003 Form S-8 Registration Statement filed with the Securities and Exchange Commission.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses of $790,481 and $934,458 during the years ended December 31, 2003 and 2002, respectively, and a net loss of $188,483 for the six months ended June 30, 2004.  Current liabilities at June 30, 2004 of $1,295,283 exceed current assets of $337,498.  Total liabilities at June 30, 2004 of $3,038,188 exceed total assets of $493,141. Net cash used in operating activities for the six months ended June 30, 2004 was $67,565.  The Company’s continued existence depends upon the success of management’s continued efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to obtain capital to execute its business plan and/or to increase revenues to meet operating expenses and debt service obligations.  The Company intends to obtain capital primarily through issuance of common stock and debt financing.  During the six months ended June 30, 2004, the Company received $213,587 proceeds from long-term debt and issued 883,333 of the Company’s common restricted shares to these creditors to obtain this financing.  A creditor has loaned an additional $50,000 to the Company during August 2004 and the Company has agreed to issue an additional 150,000 of  the Company’s common restricted shares to this creditor.   As additional consideration for this long term debt financing, the Company has agreed to grant to certain creditors royalties from the proposed revenues of a certain dietary clinical module that the Company has in development.  The Company projects to introduce this product to the marketplace during the fourth quarter of 2004.   There can be no assurance that the proposed new product will be successful or that the Company can continue to continue operations as a going concern and meet its debt service obligations without an increase in revenues.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 27, 2004, the Company announced through an 8-K filing with the Securities and Exchange Commission (SEC) that the SEC has issued a Formal Order of Investigation to conduct a non-public investigation of the Company and, but not limited to, its officers, directors, promoters and broker dealers for the period from at least January 1, 2002 through the present.  The purpose of this investigation is to determine whether or not violations have occurred of, among other things, the registration, anti-fraud, periodic reporting, ownership reporting, and books and records provisions of the federal securities laws.  Prior to the issuance of this order, the Company voluntarily produced certain documents to the SEC and intends to cooperate with the investigation in all respects.  The Company has not received from the SEC any notification as to the status of the investigation or requests for additional information.

On February 17, 2004, various plaintiffs filed a lawsuit in the State of Missouri alleging that the Company sent or caused to be sent during the years 2002 and 2003 large quantities of unsolicited facsimile and/or other advertising materials to recipients without prior express invitation or permission.  The plaintiffs collectively seek $165,000 in damages plus court costs and other damages as the Court may deem proper.  The Company’s position is that it is not a party to, nor did it authorize, these solicitations and intends to defend this suit vigorously, although Company’s management cannot predict the outcome of this proceeding.

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business.  Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company’s financial position or its results of operations.  However, any adverse decision in these cases and/or the cost of defending or settling such claims may have a material adverse effect on the Company’s business.  For the six month period ended June 30, 2004, the Company has incurred $91,472 legal fees related to the defense of these matters.

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for an officer of the Company.  This aggregate amount is convertible into common stock of the Company with the conversion price determined on the last business day of each respective year.  The amounts are cumulatively convertible.  At June 30, 2004, the officer can elect to convert a portion of the deferred compensation obligation ($530,788) outstanding at December 31, 2003 to 659,505 shares.   In addition, deferred compensation earned during the six month period ended June 30, 2004 of $33,334 may also be converted beginning December 31, 2004 at a conversion price equal to the closing price at that date or at the price on the last trading day before the Company notifies the officer that it will begin to redeem the deferred compensation obligation in cash.  The reincorporation to Delaware effective April 22, 2003 resulted in a dilution of 1 share for each 40 shares subject to this conversion option for deferred compensation earned prior to the year 2003.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for certain quarters in the years 1998, 1999, 2000 and 2002.  On July 5, 2004, the Internal Revenue Service notified the Company that the total obligation due for unremitted payroll taxes, including penalty and interest, is $844,754.  The Company plans to file an offer in compromise with the Internal Revenue Service during the fourth quarter of 2004 to reduce the total amount of the obligation.  The proposed offer in compromise of approximately $300,000 will be a request to abate the majority of the penalties and interest portion of the obligation and the recorded payroll tax obligation at $592,654 at June 30, 2004 is an estimate of the high range of the eventual proposed settlement.   Absent an accepted offer in compromise by the Internal Revenue Service, there may be additional interest and penalty assessed in the future related to this obligation.  On March 5, 2004, the Internal Revenue Service approved an installment payment agreement with the Company related to this obligation that provides for an initial payment of $25,000 on April 20, 2004 followed by monthly payments of $7,500 beginning on May 20, 2004 through September 20, 2004.  On October 20, 2004, a $32,500 installment is due followed by $12,000 monthly installments beginning on November 20, 2004 and each month thereafter until the obligation is redeemed in full.  The Company is current with its obligations related to this installment agreement and is current with payroll tax obligations for the years 2003 and 2004 to date.  There can be no assurance that the Company will be able to meet the monthly obligations set forth in the agreement.  The proposed offer in compromise, if accepted, will supersede the current settlement agreement in place.  The Internal Revenue Service has filed a Notice of Federal Tax Lien that established a security interest in all assets of the Company.

NOTE 7 -  STOCK OPTIONS AND WARRANTS

708,000 unexcercised warrants expired January 2004 and a total of 34,435 options/warrants are outstanding at June 30, 2004.

NOTE 8 - SEGMENT INFORMATION

The Company has two reportable segments:  “Dietary Services and Supplies” and “Software Sales and Rental”.  The Dietary Services and Supplies segment provides menu services that consist of dietary consulting services, hard copy menus to its customers and related paper products. The Software Sales and Rental segment provides sales and rental of its proprietary dietary software, installation services and technical support to the user.

The accounting policies of the segments are the same as the summary of significant accounting policies described in the Company’s December 31, 2003 Form 10-KSB filing.  Assets of the segment groups are not relevant for management of the business or for disclosure. Interest expense is also allocated on the lines of segment revenue provided.  Income taxes, if any, and other unusual items are not allocated.

Each respective segment is managed separately and requires different strategic and marketing efforts.

Revenues, primarily from the Software Sales and Rental segment, include sales from Canada of $166,775 and $38,283 for the six months ended June 30, 2004 and 2003, respectively.  All other revenues are from the U.S.

Segment Loss Allocation

Six Months Ended	Dietary Software Services and Supplies	Sales and Rental	Total
June 30, 2004
Revenue	$238,883	$450,241	$689,124
Interest Expense	17,701	51,988	69,689
Amortization - software	—	—	—
Segment Loss	(30,719)	(66,291)	(97,010)
June 30, 2003
Revenue	$276,486	$462,068	$738,554
Interest Expense	53,135	88,800	141,935
Amortization - Software	—	134,561	134,561
Segment loss	(157,457)	(404,369)	(561,826)

Segment loss Reconciliation

	2004	2003

Total loss for reportable segments	$(97,010)	$(561,826)
Unallocated amounts:
Legal fees	(91,473)	—
Unrealized loss - investment in land	—	(22,483)
Net loss	$(188,483)	$(584,309)

NOTE 9 - SHAREHOLDERS’ DEFICIT

Effective February 26, 2003, certain shareholders representing 17,363,640 Nevada common shares, elected to convert these common shares to 43,409 Convertible Preferred Shares - Series A.  Each share of the Series A Convertible Preferred Shares entitled the holder to 800 shareholder votes and the common shareholders not eligible to convert to the Preferred Shares continue to receive one vote for each common share held.  Effective April 22, 2003, the preferred shareholders converted each share of preferred stock to 800 shares of Delaware common shares.  As of February 26, 2003, the preferred shareholders were entitled to 34,727,280 shareholder votes (see additional discussion in Note 2).

NOTE 10 - SUBSEQUENT EVENT

On August 5, 2004, the Company received $50,000 proceeds from a loan that is the second and final installment of a $100,000 loan commitment.  The initial  $50,000 was received on May 10, 2004.  Terms of the $100,000 loan include 12% interest with equal monthly payments of $3,388 beginning September 1, 2004 with the final monthly payment due August 1, 2007.  As additional consideration, the lender received 300,000 Company common restricted shares and a 15% royalty from the gross proceeds of all clinical module sales for the thirty six month period beginning with the month that the Company first realizes revenues from the sale of this product.  It is projected that the Company will begin sales of this product during the fourth quarter of 2004.

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW AND RECENT DEVELOPMENTS

SureQuest Systems, Inc. (the “Company”) is a provider of dietary and food management software, menu services and dietary consulting to the institutional food service industry.  Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care segment of the industry represented by nursing homes and assisted living facilities.   Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.  The Company’s wholly-owned subsidiary’s operations, assets and liabilities are insignificant and not material to the Company’s operations.

SureQuest Systems, Inc. was incorporated under the laws of the State of Nevada on August 19, 1941.  On January 24, 2003 and effective April 22, 2003, the Company’s Board of Directors and holders of preferred shares representing a majority of the voting rights of the outstanding shares of the Company’s common stock, approved a reincorporation of the Company from the state of Nevada to the state of Delaware.   The reincorporation from Nevada to Delaware resulted in an increase in authorized common shares from 50,000,000 authorized Nevada common shares ($.001 par value) to 100,000,000 Delaware common shares ($.001 par value) and an increase in authorized preferred shares from 1,000,000 authorized Nevada preferred shares ($.001 par value) to 10,000,000 Delaware authorized preferred shares ($.001 par value).  This reincorporation and plan of merger provides management the necessary controls to direct the Company’s operations, assisted in the retention of key personnel, and reinforced creditor relationships.

On the effective date of the reincorporation, April 22, 2003, the shares of SureQuest Systems, Inc. - Nevada (symbol “DIET”) ceased to trade on the over the counter bulletin board market and the shares of SureQuest Systems, Inc. - Delaware began trading under a new trading symbol  “SUQU”.

The Company received from its certified public accountants a “going concern” report for the periods ended December 31, 2003 and 2002,  that expresses doubt as to the ability of the Company to continue as a going concern.  For the six month period ended June 30, 2004, the Company reported a $188,483 net loss as compared to a net loss of  $584,309 during the same six month period in 2003.  For the three month period ended June 30, 2004, the Company reported a net loss of $64,222 as compared to a $440,369 net loss during the same period during 2003.   The disparity in the losses between 2004 and 2003 is primarily due to 2003 non-cash expenses related to common stock awards valued at $458,665 related to the Company’s reincorporation from Nevada to Delaware, amortization of software of $134,561 that was fully amortized during the six month period ended June 30, 2003, and a $22,483 unrealized loss on land held for sale.  Net cash used in operating activities decreased during the six month period ended June 30, 2004 from a $14,469 net cash provided from operations during the six month period ended June 30, 2003 to a $67,565 net cash used in operations for the same six month period during 2004.  This decrease in cash during 2004 was primarily the result of the Company remitting $40,000 to the Internal Revenue Service as part of an installment agreement initiated in 2004 and the payment of $61,034 in legal fees primarily related to the Securities and Exchange Commission’s formal investigation of the Company as announced on February 27, 2004.  The Company continues to experience a shareholders’ deficit that increased from $2,503,710 at December 31, 2003 to $2,545,047 at June 30, 2004.  Total liabilities at June 30, 2004 increased to $3,038,188 from $2,937,852 at December 31, 2003 primarily due to new long-term creditor obligations of $213,587 with a net cash increase of debt obligations of  $95,503 for the six months ended June 30, 2004.   Revenues for the six month period ended June 30, 2004 were $689,124 as compared to $738,554 during the same six month period in 2003.  Revenues for the three month period ended June 30, 2004 were $393,362 as compared to $445,716 during the same three month period in 2003.

The Company has been able to sustain operations through debt, primarily provided prior to 2004, through related parties.  During the first six months of 2004, the Company secured $213,587 of additional third party long-term debt and also received $50,000 in long term debt proceeds during August 2004.  The Company must depend on additional consideration to attract lenders that are from the private sector due to the Company’s poor credit history.  Accordingly, the Company provided common stock and royalties from the proposed clinical module product segment in addition to high interest (12% to 15% annual interest range) to attract this funding.  The Company uses of these proceeds are primarily for working capital purposes and for the development of a new complementary dietary product, a clinical module, that can be used as a stand alone product or as an interface with our standard dietary modules.  The estimated development cost and marketing budget for this product is $80,000 and is projected to be introduced to the market during the fourth quarter of 2004.  The Company currently has approximately $125,000 cash on hand of which approximately $80,000 is reserved for this product development.  In order for the Company to meet its operational and debt service obligations, the Company must sustain monthly revenues of approximately $140,000 that is significantly higher than the approximately $115,000 it is presently averaging during the six month period ended June 30, 2004.   The Company believes that this target can be achieved during 2005 due to the following: (1) the Company has developed new distribution relationships during 2004 that would increase revenues (2) the Company has extended its relationship with its Canadian food distributor and the Company is providing increased services to these facilities (Canadian revenue sources during the second quarter of 2004 increased to $99,857 from $66,918 during the first quarter of 2004); (3) the introduction of a dietary clinical module during the fourth quarter of 2004 that is projected to increase revenues; (4) the Company has increased its direct marketing staffing during 2004, of which the revenue effect may not be realized until the fourth quarter of 2004; (5) the Company may cease its status as a fully reporting Company due to the expense related to the reporting requirements that average approximately $10,000 per month.   Due to the Company’s public reporting, each customer, proposed customer and competitors, have access to the Company’s adverse financial condition.  It cannot be determined the impact of such information has had or may have on the ability of the Company to maintain its customer base or to attract new customers.  To date, the Company has been able to satisfy its customers relating to this public information but it cannot be determined what effect any significantly new adverse information would have on these relationships.

The continuing operations are dependent upon the Company’s ability to maintain its relationships with major customers such as the Canadian food distributor affiliation that provided 24% of the Company’s revenues during the first six months of 2004.  In addition there are two other major customers that provided approximately 16% and 13% of the Company’s first six months 2004 revenues.  A disruption of revenues from any one of these three customers would result in a significant impairment of the Company’s ability to sustain operations.  Also, the Company may have to allocate additional financial resources to legal representation resulting from the ongoing Securities and Exchange Commission investigation of the Company and a Missouri lawsuit that alleges that the Company sent or caused to be sent during 2002 and 2003 large quantities of unsolicited facsimile and/or other advertising materials without prior express invitation or permission.  The cost of these continuing defenses or the outcomes cannot be determined at this time, but the Company has incurred $91,472 legal fees for the six month period ended June 30, 2004 related to these matters.    In addition, on March 5, 2004, the Internal Revenue Service (IRS) notified the Company that the IRS has accepted a monthly installment payment agreement for the Company to redeem unfunded payroll taxes and associated interest and penalties.  This agreement provides for an initial payment of $25,000 on April 20, 2004 followed by monthly payments of $7,500 increasing to $12,000 monthly beginning November 20, 2004 and each month thereafter until the entire obligation is remitted.  In addition, a $32,500 installment is due on October 20, 2004 in lieu of the $7,500 payment.  It cannot be determined if the Company will have sufficient working capital to meet these continuing monthly obligations without increasing its revenues to the required $140,000 monthly target.  All of these factors may contribute to the Company not being able to sustain operations as a going concern.

During 2003,  the Company entered into an agreement with a leading food manufacturer whereby the Company provided certain dietary consulting services to reformulate products of the food manufacturer for the healthcare industry.  The food manufacturer unilaterally disengaged from this agreement upon learning that the Company, prior to the Company’s knowledge, was being investigated by the Securities and Exchange Commission (SEC).  During 2004, the Company received a SEC Formal Order of Investigation that notified the Company that the SEC was conducting a non public investigation of the Company and, but not limited to, its officers, directors, promoters, and broker dealers for the period from at least January 1, 2002 through the present. The stated purpose of this investigation is to determine whether or not violations have occurred of, among other things, the registration, anti-fraud, periodic reporting, ownership reporting, and books and records provisions of the federal securities laws.  Since the release of that formal order, the SEC has not contacted the Company.  On February 27, 2004, the Company announced, through an 8-K filing with the SEC, this formal order and the Company’s intention to fully comply with the investigation.  At this time, the food manufacturer has ceased all communications with the Company.  The Company believes that the food manufacturer has breached its contract with the Company but the Company has not at this time pursued legal remedies, if available.  It may elect to do so at a later date.

In addition to meeting its monthly revenue target, the Company must depend on the continuing cooperation of related parties to defer payment on obligations.  At June 30, 2004, the Company classified $776,709 of principal obligations to related parties as long-term debt and an additional $365,909 accrued interest.  These related parties may not continue to defer these payments.  Of the related party debt, the principle note has a principal balance of $500,000 and accrued interest of $278,425.  There have been no payments towards this obligation since inception and it has been renewed annually.  The holder may elect not to continue this deferment at which time the Company could not meet its obligations to this holder and other creditors.  The Company believes that the other debt obligations are manageable provided that the Company meets its revenue target.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended June 30, 2004 were $393,362, a decrease of $52,354 from total revenues of $445,716 for the corresponding three month period ended June 30, 2003.  Total revenues for the six months ended June 30, 2004 were $689,124, a $49,430 decrease from total revenues of $738,554 for the corresponding six month period ended June 30, 2003.  During the second quarter of 2003, the Company realized a $120,000 multi-facility license sale and, during the second quarter of 2004, a $54,000 bulk license sale to a food distributor.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $125,847 for the three months ended June 30, 2004, a decrease of $17,895 from total dietary services and supplies revenues of $143,742 for the corresponding three month period ended June 30, 2003.  Total dietary services and supplies revenues were $238,883 for the six months ended June 30, 2004, a $37,603 decrease from the same six month period in 2003.  This decrease of $37,603 during 2004 is primarily due to the termination during October 2003 of a food distributor  contract with the Company .  This former customer contributed $157,112 dietary services and supplies revenues for the six month period ended June 30, 2003.  The terminated contract continues to provide revenues for the Company at a lesser amount, contributing $25,496 towards 2004 revenues.  The Company has contracted with a new customer for software and dietary services and supplies that contributed $61,529 dietary services and supplies revenues during 2004.  In addition, the Company has increased its data base management services during 2004 that provided an additional $33,798 of revenues.  The Company believes that dietary services and supplies revenues will continue to grow due to the expansion of data base management services.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $267,515 for the three months ended June 30, 2004, a decrease of $34,459 from total software sales and rental revenues of $301,974 for the corresponding three month period ended June 30, 2003.  This decrease of $34,459 is primarily due to a 2003 $120,000  software license sale to a 270 facility customer as compared to a $54,000 bulk license sale during the same three month period in 2004 and an increase in support revenues of  $26,093 during 2004, as compared to the same three month in 2003.  Total software sales and rental revenues for the six month period ended June 30, 2004 were $450,241, a $11,827 decrease over the same six month period in 2003.  Excluding the $120,000 multi facility license sale during 2003, the Company increased revenues from all sales and rental sources with the exception of the DOS revenue segment due to technological obsolescence.  During 2004, support revenues increased $51,694 due to increased placements.  Software sales during the 2004 six month period were $179,679 as compared to $207,978 for the same 2003 period that included the $120,000 multi facility sale.  During 2004, the Company is increasing its license placements in Canada and the United States that will continue to increase its recurring revenue support base.  During the third quarter of 2004, the Company has initiated a marketing relationship with a regional food distributor and expanded a marketing relationship with a major Midwest food distributor that serves as a branch of a large national food distributor.  The Company is optimistic that this relationship may expand to other regions of the United States served by this food distributor.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $69,671 (55% of dietary services and supplies 2004 revenues) for the three months ended June 30, 2004, an increase of $2,423 from total dietary services and supplies cost of revenues of $67,248 (47% of dietary services and supplies 2003 revenues) for the corresponding period ended June 30, 2003.   Dietary services and supplies cost of revenues was $135,349 (57% of dietary services and supplies 2004 cost of revenues) for the six months ended June 30, 2004, a $18,077 increase from total dietary services and supplies cost of revenues of $117,272 (42% of dietary services and supplies 2003 revenues) for the corresponding six month period ended June 30, 2003.  This increase during 2004 is primarily attributable to a $16,741 increase in employee salaries, and a $3,316 increase in menus and forms due to an increase in the cost of paper products by the supplier.  The Company increased its staffing in the dietary services department due to increased data base management services provided to customers.  Dietary services and supplies revenues for the three month period ended June 30, 2004 increased $12,811 as compared to the three month period ended March 31, 2004.  The Company projects that these revenues will continue to increase and additional staffing is anticipated during 2004.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $64,786 (24% of software sales and rental 2004 revenues) for the three months ended June 30, 2004, a decrease of $85,607 from total software sales and rental cost of revenues of $150,393 (50% of software sales and rental 2003 revenues) for the corresponding period ended June 30, 2003.  The decrease of $85,607 in cost of revenues during 2004 as compared to 2003 is primarily due to a $15,000 expense provision related to a 2003 $120,000 software sale and a $61,163 decrease in software amortization because the software became fully amortized during June 2003.   The Company’s proprietary software is now completely amortized and there will be no additional amortization provisions related to these systems.  During 2004, the Company has capitalized $6,960 software development costs related to a dietary clinical module.  Total software sales and rental cost of revenues was $146,575 (33% of software sales and rental 2004 revenues) for the six month period ended June 30, 2004, a decrease of $138,217 over 2003 software sales and rental cost of revenues of $284,792 (62% of software sales and rental 2003 revenues) during the same six month period in 2003.  The decrease in 2004 cost as compared to the same period in 2003 is again primarily due to a software amortization provision of  $134,561 during 2003 and $0 during 2004; support salaries increased $18,044 during 2004 due to additional staffing and installation and training costs decreased $11,243 during 2004 due to increased costs during 2003 related to a $120,000 multi facility license sale.   Support salaries would have increased more substantially during 2004 due to increased revenues from support services but the network administrator resigned during the first quarter of 2004 and the position has not been filled.  The Company anticipates an increase in staffing due to increased placements related to new distributor arrangements.  The Company is also developing a clinical module product segment and has begun capitalizing costs related to this development during the second quarter of 2004.  It is estimated that this product will have an approximate capitalized cost value of $120,000 of which $80,000 is related to third party development costs.  Amortization is projected to begin during the first quarter of 2005.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $19,239 (5% of total 2004 second quarter revenues) for the three months ended June 30, 2004, a decrease of $13,982 from total sales and marketing expenses of $33,221 (7% of total 2003 second quarter revenues) for the corresponding period ended June 30, 2003.  The decrease of $13,982 during the second quarter of 2004 as compared to the same period in 2003 is primarily due to the termination during 2003 of a sales consultant for which the Company incurred $12,872 expense during the second quarter of 2003.  Total sales and marketing operating expenses were $39,207 (6% of six month ended June 30, 2004 revenues), a decrease of $20,875 from sales and marketing operating expenses of $60,082 (8% of six month ended June 30, 2003 revenues) during the corresponding six month period in 2003.  This $20,875 decrease during 2004 was primarily the result of  a $15,425 reduction in compensation to employees/consultants, including a terminated sales consultant during 2003.  The Company does not plan to increase its sales personnel and will increase relationships with its sales affiliates such as food distributors and management companies that market the Company’s products and services as a value added component.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $263,987 (67% of total second quarter 2004 revenues) for the three months ended June 30, 2004, a decrease of $248,562 from total general and administrative expenses of $512,549 (115% of total second quarter 2003 revenues) for the corresponding three month period ended June 30, 2003. The decrease of $248,562 during the second quarter of 2004 as compared to the same period in 2003 is primarily due to non cash stock award expenses of $355,733 incurred related to the Company’s reincorporation from Nevada to Delaware during the second quarter of 2003.  Excluding the effect of the non cash stock awards during the second quarter of 2003, the following expenses increased during the second quarter of 2004 as compared to the same period in 2003:  Payroll taxes $4,461 due to the addition of the Chief Executive Officer on the payroll; Shipping costs $2,151; Bad debt expense $3,361; Equipment repair $3,159; Legal fees $31,188 due to services related to the SEC investigation; Maintenance and repair $5,411; Outside professional services $36,885 primarily related to public relations services; Auditing services $8,925 due to additional services related to the SEC investigation; and Research and development $5,600 related to development of the clinical module product;  and there were no material decreases in expenses during 2004.   Total general and administrative expenses were $484,993 (70% of total six month 2004 revenues) for the six month period ended June 30, 2004, a decrease of $187,920 from total general and administrative expenses of $672,913 (91% of total six month 2003 revenues).  Again, excluding the effect of the $355,733 non cash stock expenses awarded during 2003 as a result of the reincorporation, the Company incurred the following increases during the six month period ended June 30, 2004 as compared to the same period in 2003:  Payroll taxes $10,254 due to addition of Chief Executive Officer to payroll; Shipping expense $2,027; Bad debt expense $1,464; Equipment repair $5,450; Key man life insurance $2,044; Legal fees primarily related to the SEC investigation $91,830; Maintenance and repair $4,879; Outside professional services $46,906 primarily related to public relations services; Audit services $6,825 and Research and development expenses $5,600.  Decreases during 2004 were $8,250 in consultants expenses and $3,239 in miscellaneous expenses.   The Company’s general and administrative expense will continue to increase due to expected increased revenues and legal fees related to the ongoing SEC investigation and Missouri litigation.  The expenses related to audit services and compliance with SEC reporting are being reviewed to determine the benefits of maintaining public reporting.  If the Company decides to delist, the Company would reduce its annual compliance fees by approximately $100,000.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $4,307 for the three months ended June 30, 2004, a decrease of $1,220 from total depreciation and amortization expense of $5,527 for the corresponding period ended June 30, 2003.  Depreciation and amortization expense was $5,704 for the six month period ended June 30, 2004, a $6,703 decrease from the same six month period in 2003.

The decrease is primarily due to the full amortization of leasehold improvements during the second quarter of 2003.

INTEREST EXPENSE

Interest expense was $37,550 for the three months ended June 30, 2004, a decrease of $56,656 over the total of $94,206 for the corresponding period ended June 30, 2003.  The decrease of $56,656 during the second quarter of 2004 is primarily due to a stock award of $60,699 to certain creditors as part of the reincorporation from the state of Nevada to Delaware.  Interest expense for the first six months of 2004 was $69,689, a $72,246 decrease from interest expense of $141,935 for the same six month period in 2003. In addition to the $60,699 creditor stock award, the Company also during 2003 awarded common stock valued at $2,500 to a creditor to extend payment terms and incurred an expense of $7,595 related to federal tax deposits obligations.

OTHER, NET

During the second quarter of 2003, the Company recognized a $22,483 reduction in its valuation of land held for sale.  The Company contracted for sale of the property during 2003.

LIQUIDITY

The Company realized a net loss of $188,483 and $584,309 for the six month periods ended June 30, 2004 and 2003, respectively.  The net loss recognized in the six month period ended June 30, 2003 is primarily due to $424,432 of non cash stock awards related to the Company’s reincorporation from Nevada to Delaware.

Historically, and for the six month period ended June 30, 2004, the Company’s  revenues have not been sufficient to meet its operating and debt service obligations.  The Company must increase its monthly revenues in the near term to continue operations or severely reduce personnel at the management level and must  continue to be successful in negotiating with certain related party creditors to defer debt service payments.   The Company’s auditors issued an opinion report in the Company’s December 31, 2003 and 2002 10-KSB annual filing expressing substantial doubt as to the ability of the Company to continue as a going concern.  During 2003, the Company was able to sustain operations from advances from an officer.   During the first six months of 2004, the Company received $213,587 proceeds from long-term debt and an additional $50,000 during August 2004.  The Company used $67,565 in operating activities for the six months ended June 30, 2004 as compared to $14,469 cash provided from operations for the same period during 2003.  This difference of $82,034 was primarily due to the termination of a major customer during October 2003 that provided approximately $24,000 of recurring monthly revenues.  Also impacting the cash flow during 2004 was $91,472 of legal fees incurred.  In addition, the Company during 2004 is remitting monthly payments to the Internal Revenue Service of $7,500 that will increase to $12,000 beginning November 2004.  A one time monthly installment of $32,500 is due October 20, 2004.

Due to the proceeds from long-term debt during 2004, the Company’s cash position during August 2004 is approximately $125,000.  Of this amount, approximately $80,000 is reserved for development of a new clinical module product that is scheduled for market during the fourth quarter of 2004.  Management projects that the Company’s monthly cash needs for operations and debt service obligations approximate $140,000.  The Company has averaged revenues of $115,000 per month for the six months ended June 30, 2004, and approximately $131,000 for the three months ended June 30, 2004.  The Company must continue to increase its monthly revenues during 2004.  The Company projects that revenues from the proposed clinical module product will inure during the first quarter of 2005 but these revenues cannot be assured.

At June 30, 2004, the Company increased its cash position $10,523 from December 31, 2003.  This compares to a decrease of $6,137 in the Company’s cash position at June 30, 2003 as compared to December 31, 2002.  Net cash used in operating activities for the six month period ended June 30, 2004 was $67,565 as compared to a net cash provided from operations of $14,469 during the same period in 2003.  Contributing to the decrease in net cash from operations during 2004 was  a net $36,740 decrease in payroll tax obligations due to a monthly installment agreement negotiated during 2004, a $31,007 increase in accounts receivable primarily related to two accounts for which payment has been received during the third quarter of 2004, and an increase in legal fees of $91,840 of which $61,034 was paid during 2004.  The Company also during 2004 used cash of $17,415 to purchase property and equipment and invest in its clinical module new product development.  During 2003, the Company used $2,968 to purchase property and equipment.  During the six month period ended June 30, 2004, the Company received $213,587 in proceeds from long term debt and remitted payments of $39,609 towards advances from officers and affiliates,  $3,291 payments on convertible debentures, $42,874 payments on notes payable to officers, shareholders and affiliates, and $32,310 payments  on long term debt with a total net cash provided from financing activities of $95,503 as compared to $17,638 cash used in financing activities during the same six month period of 2003.    The Company’s long term debt classification on the balance sheet at June 30, 2004 has been reduced $67,502 to reflect the effect of discount on notes payable related to the issuance of common stock as additional consideration to creditors that provided long-term debt during 2004.  This discount will be amortized over the life of the respective notes payable and charged to interest expense.

ITEM 3 .  CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal accountant, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15 (b) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal accountant concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.  It should be noted that the design of any system of internal controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 17, 2004, a Petition was filed against the Company in the Circuit Court of St. Louis County, Missouri, Cause No. 03AC020399 R CV.  No material developments since report date as contained in ITEM 3. LEGAL PROCEEDINGS section of the Company’s December 31, 2003 Form 10-KSB.

On February 27, 2004, the Company announced through an 8-K filing that the Securities and Exchange Commission  has issued a Formal Order of Investigation to conduct a non-public investigation of the Company.  No material developments since report date as contained in ITEM 3. LEGAL PROCEEDINGS section of the Company’s December 31, 2003 Form 10-KSB.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Issuance of Unregistered Securities:  During the three months ended June 30, 2004, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the “Acts”).  Unless otherwise stated, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of the receipt of these securities, and that they were knowledgeable about our operations and financial condition.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions.  These transactions did not involve a public offering.  Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

On April 1, 2004, the Company issued 333,333 shares of unregistered common shares as additional consideration for debt financing.  We valued this stock at $.058 per share with a relative fair value of $19,341.  This transaction was exempt from registration pursuant to Section 4 (2) of the Act.

On April 14, 2004, the Company issued 200,000 shares of unregistered common shares as additional consideration for debt financing.  We valued this stock at $.077 per share with a relative fair value of $15,400.  This transaction was exempt from registration pursuant to Section 4 (2) of the Act.

During the three month period ended June 30, 2004, the Company issued 61,000 shares of unregistered  common shares as consideration for consulting services.  We valued this stock at $.319 per share with a relative fair value of $19,430.  This transaction was exempt from registration pursuant to Section 4 (2) of the Act.

On May 10, 2004, the Company issued 150,000 shares of unregistered common shares as additional consideration for debt financing.  We valued this stock at $.133 per share with a relative fair value of $20,000.  This transaction was exempt from registration pursuant to Section 4 (2) of the Act.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

4.1  2003 Directors, Officers, and Consultants Stock Option, Stock Warrant and Stock Award Plan (1)

31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Accountant Pursuant to U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Accountant Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to SureQuest Systems, Inc.’s Current Report on Form 8-K dated April 22,2003 and S-8 filing dated May 9, 2003

(b) Reports on 8-K

On February 27, 2004 the Company filed an 8-K as ITEM 5 - OTHER EVENTS AND REGULATION FD DISCLOSURE as notification that the Securities and Exchange Commission has issued a Formal Order of Investigation to conduct a non-public investigation of SureQuest Systems, Inc. as well as other unnamed issuers and persons, including, but not limited to, officers, directors, promoters and broker-dealers that covers the period at least from January 1, 2002 through the present.

Signature

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SureQuest Systems, Inc., a Delaware Corporation
(Registrant)
Date: August 13, 2004

BY:	/s/ C. Scott Sykes, Jr.
C. Scott Sykes, Jr.
President