Form 10QSB
period 2004-09-30
SUREQUEST SYSTEMS INC
filed 2004-11-15
CIK 1029405

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

As of November 15, 2004, 45,876,555 shares of Common Stock were outstanding.

THIS DOCUMENT IS PREPARED AND FILED UNDER THE REQUIREMENTS OF REGULATIONS S-B OF THE SECURITIES AND EXCHANGE COMMISSION, EFFECTIVE JULY 31, 1992.

PART I - FINANCIAL INFORMATION

Item 1 .	Financial Statements

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2004	December 31, 2003
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19,978	$84,852
Accounts receivable - trade, less allowance for doubtful accounts of $3,411 and $6,601	200,099	168,055
Current portion of notes receivable	12,021	12,021
Prepaid expenses and other current assets	40,015	25,282
Total current assets	272,113	290,210
NOTES RECEIVABLE - net of current portion	89,636	100,841
PROPERTY AND EQUIPMENT
Computer equipment	125,219	114,764
Office furniture and fixtures	14,141	14,141
Office and other equipment	44,911	44,911
Leasehold improvements	62,357	62,357
	246,628	236,173
Less: Accumulated depreciation and amortization	(207,853)	(199,213)
Net property and equipment	38,775	36,960
OTHER ASSETS
Capitalized software development costs, net of accumulated amortization of $2,042,056	51,986	—
Other	6,131	6,131
TOTAL ASSETS	$458,641	$434,142

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ DEFICIT

	September 30, 2004	December 31, 2003
	(unaudited)
CURRENT LIABILITIES
Current portion of convertible debentures	$7,315	$6,759
Current portion of notes payable to officers, shareholders and affiliates	25,569	60,278
Current portion of long-term debt and credit lines	86,897	55,025
Accounts payable - trade	126,374	125,450
Payroll tax obligations	561,519	629,394
Accrued expenses	78,665	59,819
Accrued interest (including $370,528 and $344,652 to related parties)	379,103	350,546
Advances from officers and affiliates	—	39,609
Total current liabilities	1,265,442	1,326,880
CONVERTIBLE DEBENTURES, net of current portion	214,727	220,285
NOTES PAYABLE TO OFFICERS, SHAREHOLDERS AND AFFILIATES, net of current portion	772,670	784,491
LONG-TERM DEBT, net of current portion and discount	189,551	75,408
DEFERRED COMPENSATION	564,122	530,788
Total liabilities	3,006,512	2,937,852
COMMITMENTS AND CONTINGENCIES (Note 4)	—	—
SHAREHOLDERS’ DEFICIT
Preferred stock - $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock - $.001 par value, 100,000,000 shares authorized, 45,875,555 and 44,557,222 issued and outstanding (See Note 2)	45,876	44,557
Additional paid-in capital	6,330,159	6,172,734
Accumulated deficit	(8,923,906)	(8,721,001)
Total shareholders’ deficit	(2,547,871)	(2,503,710)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$458,641	$434,142

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004  AND 2003

(Unaudited)

	Septermber 30,
	2004	2003
Revenues
Dietary services and supplies	$119,631	$157,465
Software sales and rental	212,012	159,568
Total revenues	331,643	317,033
Cost of revenues
Dietary services and supplies	70,719	67,227
Software sales and rental	72,683	74,043
Total cost of revenues	143,402	141,270
Gross profit	188,241	175,763
Operating expenses
Sales and marketing	16,384	17,227
General and administrative	171,352	216,069
Depreciation and amortization of property and equipment	2,936	2,930
Total operating expenses	190,672	236,226
Loss from operations	(2,431)	(60,463)
Other income (expense)
Interest expense	(40,053)	(30,216)
Other, net	28,062	16
Total other expense, net	(11,991)	(30,200)
Net loss before income tax provision	(14,422)	(90,663)
Income tax provision	—	—
Net loss	$(14,422)	$(90,663)
Basic and diluted net loss per weighted average share of common stock outstanding	$(0.00)	$(0.00)
Weighted average number of shares of basic and diluted common stock outstanding	45,822,876	43,515,592

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	September 30,
	2004	2003
Revenues
Dietary services and supplies	$358,514	$433,951
Software sales and rental	662,253	621,636
Total revenues	1,020,767	1,055,587
Cost of revenues
Dietary services and supplies	206,068	184,500
Software sales and rental	219,258	358,834
Total cost of revenues	425,326	543,334
Gross profit	595,441	512,253
Operating expenses
Sales and marketing	55,591	77,309
General and administrative	656,345	888,982
Depreciation and amortization of property and equipment	8,640	14,997
Total operating expenses	720,576	981,288
Loss from operations	(125,135)	(469,035)
Other income (expense)
Interest expense	(109,742)	(172,151)
Other, net	31,972	(33,786)
Total other expense, net	(77,770)	(205,937)
Net loss before income tax provision	(202,905)	(674,972)
Income tax provision	—	—
Net loss	$(202,905)	$(674,972)
Basic and diluted net loss per weighted average share of common stock outstanding	$(0.00)	$(0.02)
Weighted average number of shares of basic and diluted common stock outstanding	45,349,227	40,560,011

The accompanying notes are an integral part of these consolidated financial statements.

SUREQUEST SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,905)	$(674,972)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,640	149,558
Provision for bad debt	9,380	3,193
Amortization of discount on long-term debt	7,451	—
Common stock issued in conjunction with debt	—	63,204
Common stock issued to employees as compensation	—	311,000
Common stock issued as payment for consulting services	74,003	91,336
Common stock warrants issued as payment for consulting services	—	8,000
Unrealized loss - land held for sale	—	22,483
Realized gain - land held for sale	—	(16)
Gain on debt write off	(26,209)	—
Increase in
Accounts receivable - trade	(41,424)	(42,010)
Prepaid expenses and other current assets	(7,233)	(20,304)
Increase (decrease) in
Accounts payable - trade	27,133	(34,277)
Payroll tax obligations	(67,875)	(25,423)
Accrued expenses	18,846	14,200
Accrued interest	28,557	36,308
Deferred compensation	33,334	75,001
NET CASH USED IN OPERATING ACTIVITIES	(138,302)	(22,719)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,455)	(2,968)
Capitalized software development costs	(51,986)	—
Proceeds from sale of land	—	15,488
Proceeds from notes receivable	11,205	—
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(51,236)	12,520
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in advances from officers and affiliates	(39,609)	59,992
Payments on convertible debentures	(5,002)	(2,944)
Proceeds from long-term debt	263,587	—
Payments on notes payable to officers, shareholders and affiliates	(46,530)	(57,942)
Payments on long-term debt and credit lines	(47,782)	(46,596)
Payments to shareholders for exercise of stock recission rights	—	(8,863)
Proceeds from exercise of warrants	—	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	124,664	43,647
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,874)	33,448
Cash and cash equivalents at beginning of period	84,852	25,380
Cash and cash equivalents at end of period	$19,978	$58,828
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock in exchange for prepaid consulting services	$7,500	$—
Issuance of common stock classified as discount on long-term debt	$77,241	$—
Note receivable received from sale of land	$—	$112,046

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern.  The Company sustained net losses of $790,481 and $934,458 during the years ended December 31, 2003 and 2002, respectively, and a net loss of $202,905 for the nine months ended September 30, 2004.  Current liabilities at September 30, 2004 of $1,265,442 exceed current assets of $272,113.  Total liabilities at September 30, 2004 of $3,006,512 exceed total assets of $458,641. Net cash used in operating activities for the nine months ended September 30, 2004 was $138,302.  The Company’s continued existence depends upon the success of management’s continued efforts to raise additional capital necessary to meet the Company’s obligations as they come due and to obtain capital to execute its business plan and/or to increase revenues to meet operating expenses and debt service obligations.  The Company intends to obtain capital primarily through issuance of common stock and debt financing.  During the nine months ended September 30, 2004, the Company received $263,587  in proceeds from long-term debt and as additional consideration, the Company issued 1,033,333 of the Company’s common restricted shares to these creditors to obtain this financing.  Also, as consideration for this long term debt financing, the Company has agreed to grant to certain creditors royalties from the proposed revenues of a certain dietary clinical module that the Company has in development.  The Company projects to introduce this product to the marketplace during the first quarter of 2005.   There can be no assurance that the proposed new product will be successful or that the Company can continue operations as a going concern and meet its debt service obligations without an increase in revenues.

On October 20, 2004, the Company defaulted on a $32,500 installment payment due to the Internal Revenue Service as part of a long term  monthly installment agreement related to outstanding payroll tax obligations.   On November 2, 2004, the Company submitted to the Internal Revenue Service an offer in compromise that proposed to remit to the Internal Revenue Service twenty four monthly installments of $12,500 as full payment of all outstanding payroll tax obligations.  There can be no assurance that the Internal Revenue Service will accept this settlement offer in compromise at the proposed terms.  If the proposed offer is rejected, the Internal Revenue Service may elect to demand full payment of all outstanding payroll tax obligations or it may propose an alternative settlement amount.  Should the Internal Revenue Service elect to demand payment of all outstanding payroll tax obligations, the Company may not be able to continue operations as a going concern without meeting the demand for payment.

The consolidated financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

On February 27, 2004, the Company announced through an 8-K filing with the Securities and Exchange Commission (SEC) that the SEC has issued a Formal Order of Investigation to conduct a non-public investigation of the Company and, but not limited to, its officers, directors, promoters and broker dealers for the period from at least January 1, 2002 through the present.  The purpose of this investigation is to determine whether or not violations have occurred of, among other things, the registration, anti-fraud, periodic reporting, ownership reporting, and books and records provisions of the federal securities laws.  Prior to the issuance of this order, the Company voluntarily produced certain documents to the SEC and intends to cooperate with the investigation in all respects.  Since the date of the Formal Order of Investigation, the Company has not received from the SEC any notification as to the status of the investigation or request for additional information.

On February 17, 2004, various plaintiffs filed a lawsuit in the State of Missouri alleging that the Company sent or caused to be sent during the years 2002 and 2003 large quantities of unsolicited facsimile and/or other advertising materials to recipients without prior express invitation or permission.  The plaintiffs collectively seek $165,000 in damages plus court costs and other damages as the Court may deem proper.  In addition, during October 2004, additional plaintiffs have been added to this complaint that may result in additional damages, should the plaintiffs prevail.   Other than the addition of these plaintiffs, there has been no significant progress towards scheduling a hearing. The Company’s position is that it is not a party to, nor did it authorize, these solicitations and intends to defend this suit vigorously.  Company’s management cannot predict the outcome of this proceeding.  An adverse decision in these cases and/or the cost of defending or settling such claims may have a material adverse effect on the Company’s liquidity and financial position.  For the nine month period ended September 30, 2004, the Company has incurred $97,465 in legal fees that are primarily related to the defense of these two matters.

The Company may be subject to other various legal proceedings and claims that arise in the ordinary course of business.  Management believes that resolving these matter(s), if any, will not have a material adverse impairment on the Company’s financial position or its results of operations.

NOTE 5 - DEFERRED COMPENSATION

Deferred compensation relates to salaries accrued for the Chief Executive Officer of the Company.  This aggregate amount is convertible into common stock of the Company with the conversion price determined on the last business day of each respective year.  The amounts are cumulatively convertible.  At September 30, 2004, the officer can elect to convert a portion of the deferred compensation obligation ($530,788) outstanding at December 31, 2003 into 659,505 shares.   In addition, deferred compensation earned during the nine month period ended September 30, 2004 of $33,334 may also be converted beginning December 31, 2004 at a conversion price equal to the closing price at that date or at the price on the last trading day before the Company notifies the officer that it will begin to redeem the deferred compensation obligation in cash.  The reincorporation to Delaware effective April 22, 2003 resulted in a dilution of 1 share for each 40 shares subject to this conversion option for deferred compensation earned prior to the year 2003.

NOTE 6 - PAYROLL TAX OBLIGATIONS AND INCOME TAXES

The Company has not remitted Federal and State employer and employee payroll taxes for certain quarters in the years 1998, 1999, 2000 and 2002.  On September 20, 2004, the Internal Revenue Service notified the Company that the total obligation due for unremitted payroll taxes, including penalty and interest, is $832,697.  On October 20, 2004, the Company defaulted on a $32,500 installment payment and elected to  file an offer in compromise with the Internal Revenue Service to reduce the total amount of the obligation.  The proposed offer in compromise is $300,000,  payable in twenty four equal monthly installments of $12,500 and an abatement of the majority of the penalties and interest portion of the obligation.   The recorded payroll tax obligation at $561,519 at September 30, 2004 is management’s best estimate of the eventual proposed settlement.   There can be no assurance that the Internal Revenue Service will accept the proposed offer in compromise terms and there may be additional interest and penalty assessed in the future related to this obligation.  Prior to this proposed offer in compromise,  the Internal Revenue Service on March 5, 2004 approved an installment payment agreement with the Company related to this $832,697 obligation that provides for an initial payment of $25,000 on April 20, 2004 followed by monthly payments of $7,500 beginning on May 20, 2004 through September 20, 2004.  On October 20, 2004, a $32,500 installment was due followed by $12,000 monthly installments beginning on November 20, 2004 and each month thereafter until the obligation is redeemed in full.  The Company defaulted on the $32,500 installment payment due October 20, 2004 and intends to default on the remaining installments.   The offer in compromise, if accepted, will supersede the current settlement agreement in place.  If the offer in compromise is rejected, the Internal Revenue Service may elect to demand full payment of the payroll tax obligation outstanding at which time the Company may not be able to continue as a going concern due to this and other liquidity issues.

Effective August 14, 2003, the Internal Revenue Service has filed a Notice of Federal Tax Lien that established a security interest in all assets of the Company.

NOTE 7 -  STOCK OPTIONS AND WARRANTS

708,000 unexcercised warrants expired January 2004 and a total of 34,435 options/warrants are outstanding at September 30, 2004.

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

Revenues, primarily from the Software Sales and Rental segment, include sales from Canada of $204,552 and $56,373 for the nine months ended September 30, 2004 and 2003, respectively.  All other revenues are from the U.S.

Segment Loss Allocation

Nine Months Ended	Dietary Software Services and Supplies	Sales and Rental	Total
September 30, 2004
Revenue	$358,514	$662,253	$1,020,767
Interest Expense, net	28,094	81,648	109,742
Amortization - software	—	—	—
Segment Loss	(45,148)	(86,501)	(131,649)
September 30, 2003
Revenue	$433,951	$621,636	$1,055,587
Interest Expense	70,771	101,380	172,151
Amortization - Software	—	134,561	134,561
Segment loss	(200,858)	(451,647)	(652,505)

Segment loss Reconciliation

	2004	2003
Total loss for reportable segments	$(131,649)	$(652,505)
Unallocated amounts:
Legal fees	(97,465)	—
Unrealized loss - investment in land	—	(22,483)
Realized gain - investment in land	—	16
Gain on settlement of debt	26,209	—
Net loss	$202,905	$674,972

NOTE 9 - LONG TERM DEBT AND COMMON STOCK ISSUANCES

During the nine month period ending September 30, 2004, the Company received $263,587 in proceeds from long term debt from five creditors at interest rates at 12% and 15%.  As additional consideration, the Company issued to certain of these creditors, in the aggregate,  1,033,333 of the Company’s restricted common shares and granted certain projected royalties of a dietary clinical module product in development and expected to be introduced to market during the first quarter of 2005.  At September 30, 2004 the current obligation related to this debt is $63,616 and the long term portion is $199,626.  The Company used certain of these proceeds to fund the development of the dietary clinical module and the remainder for general working capital purposes.

During the nine months ended September 30, 2004, the Company, in addition to the 1,033,333  shares granted to the long term debt creditors, the Company also awarded 285,000 of the Company’s common stock to certain consultants for services provided.  These 285,000 common shares in exchange for these consulting services were valued at $74,003.

NOTE 10 - OTHER INCOME

During the third quarter of 2004, the Company recognized a gain of $26,209 related to the write off of a creditor obligation that exceeds the statute of limitations for collections.  The Company disputed the obligation when incurred during the year 2000.

NOTE 11 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

During 2004 the Company has capitalized $51,986 in software development costs related to a hand held dietary clinical module that can be used as a stand alone product or can interface with the Company’s current dietary software.  Management estimates that the Company will incur during the remainder of 2004 an additional $50,000 to complete the development of this product.  This product is estimated to be introduced to market during the first quarter of 2005 at which time amortization of capitalized software development costs will begin.

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

OVERVIEW AND RECENT DEVELOPMENTS

SureQuest Systems, Inc. (the “Company”) is a provider of dietary and food management software, menu services and dietary consulting to the institutional food service industry.  Since 1984 the Company has focused on developing a client base in healthcare food service, concentrating on the Long-Term Care segment of the industry represented by nursing homes and assisted living facilities.   Primary customers include food distribution companies, hospitals, nursing homes and assisted living facilities in the United States and Canada.  The Company’s wholly owned subsidiary, SureQuest Systems, Inc. of Texas, is the operating company and the parent, SureQuest Systems, Inc. of Delaware, serves as the holding company.

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

The Company received from its certified public accountants a “going concern” report opinion for the years ended December 31, 2003 and 2002,  that expresses doubt as to the ability of the Company to continue as a going concern.  For the nine month period ended September 30, 2004, the Company reported a $202,905 net loss as compared to a net loss of  $674,972 during the same nine month period in 2003.  For the three month period ended September 30, 2004, the Company reported a net loss of $14,422 as compared to a $90,663 net loss during the same period during 2003.   The disparity in the losses between 2004 and 2003 is primarily due to 2003 non-cash expenses related to common stock awards valued at $458,665 related to the Company’s reincorporation from Nevada to Delaware, amortization of software of $134,561 that became fully amortized during the nine month period ended September 30, 2003, and a $22,483 unrealized loss on land held for sale.

Net cash used in operating activities increased during the nine month period ended September 30, 2004 from a $22,719 net cash used in operations during the nine month period ended September 30, 2003 to a $138,302 net cash used in operations for the same nine month period during 2004.  This decrease in cash during 2004 was primarily the result of the Company remitting $67,875 to the Internal Revenue Service primarily as part of an installment agreement initiated in 2004 and the payment of $80,464 in legal fees primarily related to the Securities and Exchange Commission’s formal investigation of the Company as announced on February 27, 2004.  The Company continues to experience a shareholders’ deficit that increased from $2,503,710 at December 31, 2003 to $2,547,871 at September 30, 2004.  Total liabilities at September 30, 2004 increased to $3,006,512 from $2,937,852 at December 31, 2003 primarily due to new long-term creditor obligations of $263,587 that contributed to net cash provided from financing activities of  $124,664 for the nine months ended September 30, 2004.   Revenues for the nine month period ended September 30, 2004 were $1,020,767 as compared to $1,055,587 during the same nine month period in 2003.  Revenues for the three month period ended September 30, 2004 were $331,643 as compared to $317,033 during the same three month period in 2003.

The Company experienced continued operating cash outflows of $138,302 and $22,719 for the nine month periods ended September 30, 2004 and 2003, respectively.  As stated above, these operating cash deficits are primarily the result of legal fees and redemption of payroll tax obligations.  These expenditures are expected to continue.  The payroll tax redemption has been deferred during the fourth quarter of 2004, pending notification from the Internal Revenue Service as to the disposition of the Company’s proposed offer in compromise filing on November 2, 2004.  If accepted as proposed, the Company must remit thirty six equal monthly installments of $12,500 as full settlement of its prior payroll tax obligations.  This acceptance cannot be assured and the Internal Revenue Service may elect to demand all of the obligation due or increase the amount of the proposed monthly installment.  It cannot be determined when the Internal Revenue Service will reach final disposition of the Company’s offer in compromise.   An adverse decision by the Internal Revenue Service together with other continuing financial deficit issues would further jeopardize the Company’s continued existence as a going concern due to the Company’s limited access to capital resources. In addition, primarily as a result of the Securities and Exchange Commission’s investigation and the Missouri litigation, the Company has incurred significant legal expenses of $97,465 during the nine months ended September 30, 2004.  As of October 25, 2004, the Company has outstanding legal obligations of $49,373 and continues to remit payments towards these installments as its operations permit.   Should the Securities and Exchange Commission assert action against the Company and/or its officers and directors,  legal fees will continue to represent a significant cash expenditure during 2004 and 2005.  The Company has been able to sustain operations through debt, primarily provided by related parties prior to 2004.  During the first nine months of 2004, the Company secured $263,587 of additional third party long-term debt and redeemed $138,923 of debt obligations resulting in a net of $124,664 cash provided by financing activities.    The Company must depend on additional consideration to attract lenders due to the Company’s poor credit history.  Accordingly, during 2004, the Company provided common stock and royalties from the proposed clinical module product segment in addition to high interest (12% to 15% annual interest range) to attract this funding.  The Company uses of these proceeds are primarily for working capital purposes and for the development of a new complementary dietary product, a portable hand held dietary clinical module, that can be used as a stand alone product or as an interface with our standard dietary modules.  The estimated development cost and marketing budget for this product is $100,000 of which $51,986 is recorded as an asset at September 30, 2004.  This product is projected to be introduced to market during the first quarter of 2005.

In order for the Company to meet its operational and debt service obligations, the Company must sustain monthly revenues of approximately $140,000.   This is significantly higher than the approximate $113,000 it is presently averaging during the nine month period ended September 30, 2004.   The Company believes that this $140,000 target can be achieved during 2005 due to the following: (1) the Company has developed new distribution relationships during 2004 that may increase revenues (2) the Company has extended its relationship with its Canadian food distributor and the Company is providing increased services to these facilities (Canadian revenue sources during the nine months ended September 30, 2004 were $204,552 as compared to $56,373 during the same period in 2003; (3) the introduction of a dietary clinical module during the first  quarter of 2005 that is projected to increase revenues; (4) the Company has increased its direct marketing staffing during 2004, of which the revenue effect may not be realized until 2005; and (5) the Company may cease its status as a fully reporting Company due to the expense related to the reporting requirements that averages approximately $10,000 per month.   Due to the Company’s public reporting, each customer, proposed customer and competitors, have access to the Company’s adverse financial condition. It cannot be determined the impact such information has had or may have on the ability of the Company to maintain its customer base or to attract new customers.  To date, the Company has been able to satisfy its customers relating to this public information but it cannot be determined what effect additional adverse information may have on these relationships.

Continuing operations are dependent upon the Company’s ability to maintain its relationships with major customers such as the Canadian food distributor affiliation that provided 20% of the Company’s revenues during the nine months ended September 30,  2004.  In addition there are two other major customers that provided approximately 17% and 14% of the Company’s nine months ended September 30, 2004 revenues.  A disruption of revenues from any one of these three customers would result in a significant impairment of the Company’s ability to sustain operations.  Also, the Company may have to allocate additional financial resources for legal representation resulting from the ongoing Securities and Exchange Commission investigation of the Company and a Missouri lawsuit that alleges that the Company sent or caused to be sent during 2002 and 2003 large quantities of unsolicited facsimile and/or other advertising materials without prior express invitation or permission.  The cost of these continuing defenses or the outcomes cannot be determined at this time, but the Company has incurred $97,465 legal fees for the nine month period ended September 30, 2004.    In addition, the Company defaulted on a $32,500 payroll tax installment  due to the Internal Revenue Service on October 20, 2004.    This default rescinded an installment agreement that the Company reached with the Internal Revenue Service during the first quarter of 2004.  The Company has filed an offer in compromise proposed settlement agreement on November 2, 2004.  The outcome of this proposed settlement agreement cannot be determined.   Due to all of these uncertainties, it cannot be determined if the Company will have sufficient working capital to meet its operations expenses, payroll tax obligations, legal fees, and debt service.  Also, it cannot be determined what effect, if any, the Securities and Exchange Commission investigation will have on the Company’s continuing operations.   Any one of these factors may contribute to the Company not being able to sustain operations as a going concern.

During 2003,  the Company entered into an agreement with a leading food manufacturer whereby the Company provided certain dietary consulting services to reformulate products of the food manufacturer for the healthcare industry.  The food manufacturer unilaterally disengaged from this agreement upon learning that the Company, prior to the Company’s knowledge, was being investigated by the Securities and Exchange Commission (SEC).  The Company believes that the food manufacturer has breached its contract with the Company but the Company has not at this time pursued legal remedies, if any are available.  It may do so at a later date.  During 2004, the Company received a SEC Formal Order of Investigation that notified the Company that the SEC was conducting a non public investigation of the Company and, but not limited to, its officers, directors, promoters, and broker dealers for the period from at least January 1, 2002 through the present. The stated purpose of this investigation is to determine whether or not violations have occurred of, among other things, the registration, anti-fraud, periodic reporting, ownership reporting, and books and records provisions of the federal securities laws.  Since the release of that formal order, the SEC has not contacted the Company.  On February 27, 2004, the Company announced, through an 8-K filing with the SEC, this formal order and the Company’s intention to fully comply with the investigation.

In addition to meeting its monthly revenue target, the Company must depend on the continuing cooperation of related parties to defer payment on debt obligations.  At September 30, 2004, the Company classified $500,000 of principal obligations to a related party as long-term debt that also bears additional $290,925 accrued interest.  This related party may not continue to defer these payments.   There have been no payments towards this obligation since inception and the principal continues to be renewed.  The holder may elect not to continue this deferment or may demand the accrued interest at which time the Company could not meet its obligations to this holder and other creditors.  The Company believes that the other debt obligations are manageable provided that the Company meets its revenue target and reaches a viable resolution with the Internal Revenue Service.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended September 30, 2004 were $331,643, an increase of $14,610 from total revenues of $317,033 for the corresponding three month period ended September 30, 2003.  Total revenues for the nine months ended September 30, 2004 were $1,020,767, a $34,820 decrease from total revenues of $1,055,587 for the corresponding nine month period ended September 30, 2003.  The Company continues to experience growth from its Canadian food distributor alliance.  This growth has contributed to offset the loss of a significant food distributor during the fourth quarter of 2003 that provided approximately $216,000 of service bureau revenues during the nine month period ended September 30, 2003.    During the nine month period ended September 30, 2004, three of the Company’s customers, including the Canadian food distributor alliance, contributed approximately 51% of the revenues.  The Company projects that this revenue concentration will continue and may increase as a proportion of total revenues through the year 2005.

DIETARY SERVICES AND SUPPLIES REVENUES

Dietary services and supplies revenues were $119,631 for the three months ended September 30, 2004, a decrease of $37,834 from total dietary services and supplies revenues of $157,465 for the corresponding three month period ended September 30, 2003.  Total dietary services and supplies revenues were $358,514 for the nine months ended September 30, 2004, a $75,437 decrease from the same nine month period in 2003.  This decrease of $75,437 during 2004 is primarily due to the termination during October 2003 of a long standing food distributor  contract with the Company .  This former customer contributed approximately $216,000 dietary services and supplies revenues for the nine month period ended September 30, 2003.  Partially offsetting this loss, the Company has increased its data base management services during 2004 to its Canadian food distribution alliance that narrowed the loss in revenues during 2004.   The Company believes that dietary services and supplies revenues will continue to increase due to the expansion of data base management services.   Because the concentration of dietary services and supplies revenues is primarily with three customers, the loss of any one of these customers would significantly impair this product segment’s revenues.

SOFTWARE SALES AND RENTAL REVENUES

Software sales and rental revenues were $212,012 for the three months ended September 30, 2004, an increase of $52,444 from total software sales and rental revenues of $159,568 for the corresponding three month period ended September 30, 2003.  This increase of $52,444 during 2004 as compared to the same period in 2003 is due to an increase in direct software sales of $44,974 primarily related to a new marketing alliance in the mid west United States, an increase in support revenues of  $12,799 due to increased software installations,  and an increase in training revenues of $7,103.  These increases were offset by the continued decrease in 2004 DOS systems revenues of $6,211.  Total software sales and rental revenues for the nine month period ended September 30, 2004 were $662,253 a $40,617 increase over the same nine month period in 2003.  Primarily contributing to this increase during 2004 is a $64,493 increase in support revenues resulting from increased placements and revenue from the Canadian marketing alliance that engaged the Company as a first tier support provider, a $16,675 increase in direct sales revenues and a $10,862 increase in training revenues.   These increases were offset by a $19,050 decrease in DOS systems revenues due to technological obsolescence.  During 2004, the Company is increasing its license placements in Canada and in the United States that will continue to increase its recurring revenue support base.  During the third quarter of 2004, the Company has initiated a marketing relationship with a regional food distributor and expanded a marketing relationship with a major Midwest food distributor that serves as a branch of a large national food distributor.  The Company is optimistic that this relationship may expand to other regions of the United States served by this food distributor.

COST OF REVENUES

DIETARY SERVICES AND SUPPLIES COST OF REVENUES

Dietary services and supplies cost of revenues was $70,719 (59% of dietary services and supplies 2004 revenues) for the three months ended September 30, 2004, an increase of $3,492 from total dietary services and supplies cost of revenues of $67,227 (43% of dietary services and supplies 2003 revenues) for the corresponding period ended September 30, 2003.   Dietary services and supplies cost of revenues was $206,068 (57% of dietary services and supplies 2004 cost of revenues) for the nine months ended September 30, 2004, a $21,568 increase from total dietary services and supplies cost of revenues of $184,500 (43% of dietary services and supplies 2003 revenues) for the corresponding nine month period ended September 30, 2003.  This increase during 2004 is primarily attributable to a $32,826 increase in employee salaries due to additional staffing.  Although dietary services and supplies revenues during 2004 decreased as compared to the same period in 2003 due to the contract termination of a significant food distribution alliance (approximately $24,000 monthly service bureau revenues provided during 2003 from this alliance), the Company increased its staffing in the dietary services department due to increased data base management services provided to customers that began during the fourth quarter of 2003 and the Company projects that fourth quarter 2004 dietary services and supplies revenues will exceed those of the same period in 2003.

SOFTWARE SALES AND RENTAL COST OF REVENUES

Software sales and rental cost of revenues was $72,683 (34% of software sales and rental 2004 revenues) for the three months ended September 30, 2004, a decrease of $1,360 from total software sales and rental cost of revenues of $74,043 (46% of software sales and rental 2003 revenues) for the corresponding period ended September 30, 2003.  Although costs during these three month periods remained comparable, the Company increased its 2004 revenue due to increased software placements and support revenues.   Total software sales and rental cost of revenues was $219,258 (33% of software sales and rental 2004 revenues) for the nine month period ended September 30, 2004, a decrease of $139,576 over 2003 software sales and rental cost of revenues of $358,834 (58% of software sales and rental 2003 revenues) during the same nine month period in 2003.  The decrease in 2004 cost as compared to the same period in 2003 is primarily due to a software amortization provision of  $134,561 during 2003 and $0 during 2004 because the software became fully amortized at June 30, 2003; support salaries increased $25,239 during 2004 due to additional staffing and installation and training costs decreased $8,381 during 2004 due to increased costs during 2003 related to a $120,000 multi facility license sale.   Support salaries would have increased more substantially during 2004 due to increased revenues from support services but the network administrator resigned during the first quarter of 2004.  The Company anticipates an increase in support staffing due to projected increased placements and revenues related to new and existing distributor arrangements.  The Company is also developing a clinical module product segment and has begun capitalizing costs related to this development during the second and third quarter of 2004.  It is estimated that this product will have an approximate capitalized cost value of $120,000 of which $1000,000 will be related to third party development costs.  The Company has capitalized $51,986 software development costs at September 30, 2004.  Amortization is projected to begin during the first quarter of 2005 at which time the product is introduced to the market place.

OPERATING EXPENSES

SALES AND MARKETING

Sales and marketing operating expenses were $16,384 (5% of total 2004 third quarter revenues) for the three months ended September 30, 2004, a decrease of $843 from total sales and marketing expenses of $17,227 (5% of total 2003 third quarter revenues) for the corresponding period ended September 30, 2003.  Total sales and marketing operating expenses were $55,591 (5% of nine month ended September 30, 2004 revenues), a decrease of $21,718 from sales and marketing operating expenses of $77,309 (7% of nine month ended September 30, 2003 revenues) during the corresponding nine month period in 2003.  This $21,718 decrease during 2004 was primarily the result of  a $19,337 reduction in compensation to employees/consultants, including a terminated sales consultant during 2003.  The Company does not plan to increase its sales personnel but intends to increase relationships with its sales affiliates such as food distributors and management companies that market the Company’s products and services as a value added component.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $171,352 (52% of total third quarter 2004 revenues) for the three months ended September 30, 2004, a decrease of $44,717 from total general and administrative expenses of $216,069 (68% of total third quarter 2003 revenues) for the corresponding three month period ended September 30, 2003. The net decrease of $44,717 during the third quarter of 2004 as compared to the same period in 2003 is primarily due to the following increases and decreases:  2004 decreases of $3,495 in officers salaries; $4,020 telephone expenses due to a rebate award and lower negotiated rates; $2,809 medical insurance due to fewer employee enrollments; $1,246 equipment lease payments due to an expired lease; $22,622 in accounting services due to an S-8 stock award during 2003; $2,523 stock related fees due to increased activity in 2003 related to the Company’s reincorporation;  $2,512 in audit services; $3,147 decrease in property taxes related to investment in land; and a decrease of $14,426 in outside professional services primarily related to the use of consultants during the 2003 reincorporation; and the following increases during the three month period ended September 30, 2004 as compared to the same period in 2003: $4,723 increase in bad debt expense primarily related to one reseller account that did not offer timely notification of installation cancellations; $4,135 in miscellaneous expense; equipment repair of $2,281;  key man life insurance expense initiated in 2004 of $2,044; and legal fee increases of $5,765 primarily due to the Missouri litigation.   Total general and administrative expenses for the nine month period ended September 30, 2004 were $656,345 (64% of total nine month 2004 revenues),  a decrease of $232,637 from total general and administrative expenses of $888,982 (84% of total nine month 2003 revenues).  Excluding the effect of the $355,733 non cash stock expenses awarded during 2003 as a result of the Company’s reincorporation from Nevada to Delaware, the Company incurred the following net increase of $123,096 during the nine month period ended September 30, 2004 as compared to the same period in 2003:  decreases of:  $35,306 in officer salaries due to the resignation of the Chief Financial Officer;  $5,090 in telephone expense due to lower subscription rates in 2004; $3,179 in auto lease expense due to one leased auto for a portion of 2004 as compared to two during 2003; $11,486 in property taxes related to investment in land that was sold during 2003; $1,541 in office rent due to an increase in sublease rental income; and increases of : payroll taxes $10,527 due to addition of Chief Executive Officer to payroll; shipping expense $2,021; bad debt expense $6,187 primarily related to one reseller account that failed to give timely notification of installation cancellations; $12,610 equipment repair related to telephone networking issues and IT installations; $4,088 key man life insurance initiated in 2004; accounting services of $9,331 related to S-8 stock awards; legal fees of $97,465 primarily related to the SEC investigation  and Missouri litigation; outside professional services of $40,480 related to $28,543 of market relations expenses and $16,000 S-8 award to the principal accountant; audit services of $4,313 and research and development expenses of $5,600.  The Company’s general and administrative expense may continue to increase due to expected increased legal fees related to the ongoing SEC investigation and Missouri litigation.  The expenses related to audit services and compliance with SEC reporting are being reviewed to determine the benefits of maintaining public reporting.  The annual cost associated with this process is approximately $120,000.  The Company must comply with the Securities and Exchange requirements in order to cease reporting.  It appears that the Company may be in compliance to delist but is reviewing the qualifications with its counsel to determine available options.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $2,936 for the three months ended September 30, 2004, an increase of $6 from total depreciation and amortization expense of $2,930 for the corresponding period ended September 30, 2003.  Depreciation and amortization expense was $8,640 for the nine month period ended September 30, 2004, a $6,357 decrease from the same nine month period in 2003.

The decrease is primarily due to the full amortization of leasehold improvements during the second quarter of 2003.

INTEREST EXPENSE

Interest expense was $40,053 for the three months ended September 30, 2004, an increase of $9,837 over the total of $30,216 for the corresponding period ended September 30, 2003.  The increase of $9,837 during the third quarter of 2004 is primarily due to increased debt service and amortization of discount on long-term debt that was initiated in 2004.   Interest expense for the first nine months of 2004 was $109,742, a $62,409 decrease from interest expense of $172,151 for the same nine month period in 2003.  During 2003 and as part of the Company’s reincorporation from Nevada to Delaware, the Company awarded creditors  $60,699 in stock awards, the Company also during 2003 awarded common stock valued at $2,500 to a creditor to extend payment terms and incurred an expense of $7,595 related to federal tax deposits obligations.   During 2004 the Company incurred $9,380 expense related to amortization of discount on long-term debt.

OTHER, NET

During the second quarter of 2003, the Company recognized a $22,483 reduction in its valuation of land held for sale and the Company contracted this property for sale during 2003.  During the third quarter of 2004, the Company recognized a $26,209 gain from the write off of a disputed creditor balance that exceeded the statute of limitations for collection and realized $5,763 in interest income from its note receivable related to the sale of investment in land during 2003.

LIQUIDITY

The Company incurred net losses totaling $202,905 and $674,972 for the nine month periods ended September 30, 2004 and 2003, respectively.  The net loss recognized in the nine month period ended September 30, 2003 includes $424,432 of non cash stock awards related to the Company’s reincorporation from Nevada to Delaware.

Historically, and for the nine month period ended September 30, 2004, the Company’s  revenues have not been sufficient to meet its operating expense and debt service obligations.  The Company must increase its monthly revenues in the near term to continue operations or severely reduce personnel at the management level and must  continue to be successful in negotiating with certain related party creditors to defer debt service payments.   The Company’s auditors issued an opinion report in the Company’s December 31, 2003 and 2002 10-KSB annual filing expressing substantial doubt as to the ability of the Company to continue as a going concern.  During the nine months ended September 30, 2003, the Company was able to sustain operations from $59,992 net advances from an officer and $100,000 proceeds from the exercise of warrants.  During the first nine months of 2004, the Company received $263,587 proceeds from long-term debt.   The Company used $138,302 in operating activities for the nine months ended September 30, 2004 as compared to $22,719 cash used in  operations for the same period during 2003.  This difference of $115,583 is primarily due to the termination of a major customer during October 2003 that provided approximately $24,000 of recurring monthly revenues.  Also impacting the cash flow during 2004 was $97,465 of legal fees incurred and $80,464 were paid during the nine month period.  In addition, the Company during 2004  remitted installment payments to the Internal Revenue Service of $62,500.  The Company has defaulted on a one time monthly installment of $32,500 due October 20, 2004 and has elected to file on November 2, 2004 an offer in compromise with the Internal Revenue Service that proposes to settle the outstanding payroll tax obligation of approximately $830,000 for $300,000 payable in twenty four equal monthly installments of $12,500.   There can be no assurance that the Internal Revenue Service will accept this proposed settlement offer and may elect to demand payment which would jeopardize the Company’s ability to continue as a going concern.  And if the offer in compromise is accepted, there can be no assurance that the Company will be able to meet the proposed monthly installment amount due to liquidity deficiencies as well as negative working capital and net worth positions.

The Company’s cash position at September 30, 2004 of $19,978 is not sufficient to meet its operating expenses, debt service obligations and clinical module product development.  Approximately $50,000 must be reserved for continued development of this product that is scheduled for market introduction during the first quarter of 2005.  Management projects that the Company’s monthly cash needs, not including the clinical module development,  for operations, payroll tax settlement installments and  debt service obligations approximate $140,000.  The Company has averaged revenues of $113,000 per month for the nine months ended September 30, 2004, and approximately $110,000 for the three months ended September 30, 2004.  Because of this continued monthly cash flow deficit, the Company must continue to increase its monthly revenues during 2004.  The Company projects that revenues from the proposed clinical module product will inure during the first quarter of 2005 but these revenues and the amount cannot be assured.  The Company has developed additional distribution alliances during 2004, but the revenues from these alliances cannot be determined at this time.  In addition, the Company is reviewing its qualification to cease being a fully reporting company.  The expense to maintain this classification is approximately $120,000 annually.  If the Company is qualified to delist and that election is made, the Company would continue to trade on the over the counter market as a “pink sheet” company.  If the application is submitted to the Securities and Exchange Commission, the Commission has a period of 90 days to disallow the delisting.

At September 30, 2004, the Company decreased its cash position $64,874 from December 31, 2003.  This compares to an increase of $33,448 in the Company’s cash position at September 30, 2003 as compared to December 31, 2002.  Net cash used in operating activities for the nine month period ended September 30, 2004 was $138,302 as compared to a net cash used in operations of $22,719 during the same period in 2003.  Contributing to the decrease in net cash from operations during 2004 was  a net $67,875 decrease in payroll tax obligations primarily due to a monthly installment agreement negotiated with the Internal Revenue Service during 2004, a $41,424 increase in accounts receivable primarily related to three accounts, including $31,781 from a new distribution alliance account and an increased revenue base from the Company’s Canadian alliance, and an increase in accounts payable of $27,133 primarily related to legal fees and $29,040 due to the development of the Company’s clinical module.   Accounts payable decreased  $26,209 during the nine months ended September 30, 2004 due to the Company’s write off of a disputed creditor liability as the statute of limitations has passed the time for collection.  The Company also during 2004 used cash of $10,455 to purchase property and equipment and $22,946 in its clinical module product development.  The Company received $11,205 proceeds from its note receivable related to its 2003 sale of land held for investment.   During 2003, the Company used $2,968 to purchase property and equipment and received $15,488 proceeds from its sale of land held for investment.  During the nine month period ended September 30, 2004, the Company received $263,587 in proceeds from long term debt, remitted payments of $39,609 towards advances from officers and affiliates,  $5,002 on convertible debentures, paid $46,530  on notes payable to officers, shareholders and affiliates, and made payments of $47,782  on long term debt with a total net cash provided from financing activities of $124,664 as compared to $43,647 cash provided by financing activities during the same nine month period of 2003.   During the nine month period ended September 30, 2003, the Company received $100,000 from the exercise of warrants and $59,992 advances from officers and made payments of $107,482 for debt obligations.   The Company’s long term debt classification on the balance sheet at September 30, 2004 has been reduced by $69,789 to reflect the effect of discount on notes payable related to the issuance of common stock as additional consideration to creditors that provided long-term debt during 2004.  These discounts will be amortized over the life of the respective notes payable and charged to interest expense.

ITEM 3 .  CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal accountant, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15 (b) under the Exchange Act.  Based on this evaluation, our principal executive officer and principal accountant concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner.  It should be noted that the design of any system of internal controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 17, 2004, a Petition was filed against the Company in the Circuit Court of St. Louis County, Missouri, Cause No. 03AC020399 R CV.  There have been no material developments since the initial report date as described in ITEM 3. LEGAL PROCEEDINGS section of the Company’s December 31, 2003 Form 10-KSB.   The Plaintiffs have added additional plaintiffs to the pleadings during the fourth quarter of 2004.

On February 27, 2004, the Company announced through an 8-K filing that the Securities and Exchange Commission  has issued a Formal Order of Investigation to conduct a non-public investigation of the Company.  There have been no material developments since the initial report date described in ITEM 3. LEGAL PROCEEDINGS section of the Company’s December 31, 2003 Form 10-KSB.

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities

Recent Issuance of Unregistered Securities:  During the three months ended September 30, 2004, the following transactions were effected by the Company in reliance upon exemptions from registration under the Securities Act of 1933 as amended (the “Acts”).  Unless otherwise stated, we believe that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of the receipt of these securities, and that they were knowledgeable about our operations and financial condition.  No underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions.  These transactions did not involve a public offering.  Each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

On August 21, 2004, the Company issued 150,000 shares of unregistered common shares as additional consideration for debt financing.  We valued this stock at $.05 per share with a relative fair value of $6,500.  This transaction was exempt from registration pursuant to Section 4 (2) of the Act.

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

SureQuest Systems, Inc., a Delaware Corporation
(Registrant)
Date: November 15, 2004
BY:	/s/ C. Scott Sykes, Jr.
C. Scott Sykes, Jr.
President